Form 10-K405
period 1996-09-30
GOSS GRAPHIC SYSTEMS INC
filed 1997-01-13
CIK 1018214

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
         /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996.

         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                     to                     .
                   ------------------    -------------------

COMMISSION FILE NUMBER: 333-08421
                        -------------

Note: The registrant's Registration Statement on Form S-1 (Registration Statement No. 333-08421) became effective on October 15, 1996 and did not contain certified financial statements for the fiscal year of the registrant ended September 30, 1996, the registrant's last full fiscal year. This report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended September 30, 1996.

                           GOSS GRAPHIC SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      13-3888069
      (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

  700 OAKMONT LANE, WESTMONT, ILLINOIS  60559    TELEPHONE: (630) 850-5600
          (Address and telephone number of the of the registrant's
                         principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 850-5600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes       No    X
                                -------   -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 31, 1996, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $0.

         As of December 31, 1996, the number of shares outstanding of the registrant's Common Stock was 1,145,550 shares.
                              ---------


================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Goss Graphic Systems, Inc.:

       We have audited the accompanying balance sheet of GOSS GRAPHIC SYSTEMS, INC. as of September 30, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Company as of September 30, 1996, in conformity with generally accepted accounting principles.




                              ARTHUR ANDERSEN LLP


Chicago, Illinois
January 6, 1997

                           GOSS GRAPHIC SYSTEMS, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996



ASSETS
Current assets:
        Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,000
                                                                         -------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,000
                                                                         =======
LIABILITIES & STOCKHOLDER'S EQUITY
Stockholder's equity:
        Common Stock ($.01 par value per share, 100 shares
         authorized, issued and outstanding) . . . . . . . . . . . . . . $     1
        Additional paid-in capital . . . . . . . . . . . . . . . . . . .     999
                                                                         -------
Total Stockholder's equity . . . . . . . . . . . . . . . . . . . . . . .  $1,000
                                                                         =======


       The accompanying notes are an integral part of this balance sheet

                           GOSS GRAPHIC SYSTEMS, INC.
                             Notes to Balance Sheet
                               September 30, 1996


1.  ORGANIZATION

Goss Graphic Systems, Inc. (the "Company") and GGS Holdings, Inc. ("Holdings"), both formed in 1996, are Delaware Corporations organized by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit ("Goss") of Rockwell International Corporation ("Rockwell"). Holdings directly owns all of the capital stock and assets of the Company. The original $1,000 investment in exchange for common stock and additional paid in capital is the Company's only transaction for the year ended September 30, 1996, and as such, no income or cash flow statements are presented for the period.

Goss is a manufacturer of web offset newspaper and commercial printing press systems and provides aftermarket parts and service to its customers. Goss has manufacturing and sales operations in North America, Europe and Asia.

2.  SUBSEQUENT EVENTS

On October 14, 1996, the Company acquired Goss from Rockwell. The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware") and Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of Goss. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition consisted of $525.9 million in cash, subject to certain adjustments, and 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by Holdings to Rockwell. The Acquisition has been accounted for under the purchase method of accounting.

Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale (the "Management Placement") of common stock to certain members of the Company's management. Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and to pay related fees and expenses came from: $225 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006; $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Goss to purchasers of Goss products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders.

The Company's first periodic public reporting of its financial statements which include the results of the Acquisition will be the Form 10-Q for the quarter ended December 31, 1996 (the "First Quarter Form 10-Q"). The First Quarter Form 10-Q is required to be filed with the Securities and Exchange Commission no later than February 14, 1997. The First Quarter Form 10-Q will include, among other items, the results of operations and cash flow of Goss for October 1, 1996 through the October 14, 1996 acquisition date and the quarter ended December 31, 1995, and for the Company for the period of October 15, 1996 to December 31, 1996. Additionally, the First Quarter Form 10-Q will include the Company's December 31, 1996 and the Goss September 30, 1996 balance sheets.
The Company also intends to include predecessor income information for the quarter ended December 31, 1995 and the year ended September 30, 1996 in its First Quarter Form 10-Q.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized on January 13, 1997.

                                   GOSS GRAPHIC SYSTEMS, INC.


                                   By: /s/ William G. Ferko
                                      --------------------------------------
                                                William G. Ferko
                                      Vice President and Chief Financial Officer


             Pursuant to the requirements of the Securities Act of 1934, this Report has been signed on January 13, 1997, by the following persons on behalf of the Registrant and in the capacities indicated:

                     SIGNATURE                                          TITLE
                     ---------                                          -----
/s/ Robert M. Kuhn
-----------------------------------------               Chairman and Chief Executive Officer
             Robert M. Kuhn                                  (Principal Executive Officer)

/s/ William G. Ferko
-----------------------------------------               Vice President and Chief Financial Officer
             William G. Ferko                                (Principal Financial Officer and Principal
                                                             Accounting Officer)

                                                        Director
-----------------------------------------
             J. Joe Adorjan


/s/ Gerald S. Armstrong                                 Director
-----------------------------------------
             Gerald S. Armstrong

                                                        Director
-----------------------------------------
             Alfred C. Daugherty


/s/ Robert F. End                                       Director
-----------------------------------------
             Robert F. End

                                                        Director
-----------------------------------------
             James J. Kerley

/s/ Alexis P. Michas                                    Director
-----------------------------------------
             Alexis P. Michas

/s/ Robert J. Mylod, Jr.                                Director
-----------------------------------------
             Robert J. Mylod, Jr.

                                                        Director
-----------------------------------------
             James P. Sheehan
