Form 10-Q
period 1996-12-31
GOSS GRAPHIC SYSTEMS INC
filed 1997-02-13
CIK 1018214

       =================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q

/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarterly Period Ended                          Commission File Number
       December 31, 1996                                       333-08421


                            -----------------------

                           GOSS GRAPHIC SYSTEMS, INC.



Incorporated in the                              IRS Employer Identification No.
 State of Delaware                                         13-3888069



                                700 Oakmont Lane
                         Westmont, Illinois  60559-5546
                                 (630) 850-5600



           Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       ----

Registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding at February 10, 1997.

       =================================================================

                           GOSS GRAPHIC SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX




      Part I - Financial Information:                               Page No.

           Item 1 - Financial Statements

                Balance Sheets - December 31, 1996 and
                     September 30, 1996                               3

                Statements of Operations - Two and One-Half Months
                     ended December 31, 1996, Fourteen Days
                     ended October 14, 1996 and Three Months
                     ended December 31, 1995                          4

                Statements of Cash Flows - Two and One-Half Months
                     ended December 31, 1996, Fourteen Days
                     ended October 14, 1996 and Three Months
                     ended December 31, 1995                          5

                Notes to Financial Statements                         6

           Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   16


      Part II - Other Information:

           Item 1 - Legal Proceedings                                19

           Item 6 - Exhibits and Reports on Form 8-K                 19

      Signatures                                                     20

    Exhibit Index                                                    21

                                   GOSS GRAPHIC SYSTEMS, INC.
                                         BALANCE SHEETS
                                         (IN MILLIONS)
                                          (UNAUDITED)

                                                                        COMBINED BALANCE SHEET
                                                                        (PREDECESSOR COMPANY)
                                            CONSOLIDATED BALANCE SHEET  ----------------------
                                               DECEMBER 31, 1996(A)       SEPTEMBER 30, 1996
                                              ------------------------  ----------------------
ASSETS:
-------
Current assets:
Cash and cash equivalents                              $22.5                    $2.3
Accounts  receivable, net                               93.4                   122.5
Customer notes receivable, current portion              33.4                    67.4
Inventories                                            165.4                   148.8
Deferred income taxes                                    0.0                    33.3
Other current assets                                    12.5                     4.8
                                                      ------                  ------
Total current assets                                   327.2                   379.1
                                                      ------                  ------
Property and equipment, net                            174.7                   140.4
Customer notes receivable                                0.0                   154.9
Goodwill, net                                          305.3                   135.2
Deferred income taxes                                    0.2                     1.5
Deferred financing fees and other assets                38.1                    12.9
                                                      ------                  ------
Total assets                                          $845.5                  $824.0
                                                      ======                  ======
LIABILITIES, ROCKWELL'S NET
---------------------------
INVESTMENT AND SHAREHOLDER'S EQUITY
-----------------------------------
Current liabilities:
Current portion-term loan                             $  1.2                     $0.0
Revolving credit facilities                              3.9                      0.0
Notes payable                                            0.0                     39.2
Accounts payable                                        48.7                    63.9
Advance payments from customers                        131.4                    88.1
Accrued liabilities                                    131.0                    91.7
Other current liabilities                               48.3                    25.2
                                                      ------                  ------
Total current liabilities                              364.5                   308.1
Other liabilities                                       36.3                    23.4
Deferred income taxes                                    0.2                     9.0
Senior term loan                                        73.8                     0.0
12% Senior subordinated notes due 2006                 225.0                     0.0
                                                      ------                  ------
Total liabilities                                      699.8                   340.5
                                                      ------                  ------
Contingencies and commitments                             --                     --


Rockwell's net investment                                                      483.5
                                                                              ------
Common stock, 100 shares issued and outstanding,
$0.01 par value                                          0.0
Paid in capital                                        162.1
Retained earnings                                      (19.5)
Currency translation adjustment                          3.1
                                                      ------
Total shareholder's equity                             145.7
                                                      ------
Total liabilities, Rockwell's net investment
and shareholder's equity                              $845.5                  $824.0
                                                      ======                  ======

(A) Due to the Acquisition and the related purchase accounting, financial statements for the Company (period starting October 15, 1996), are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

 The Notes to the Financial Statements are an integral part of these Financial
                                  Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        (IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                  Consolidated                   Combined Statements of Operations
                                            Statement of Operations                   (Predecessor Company)
                                            -----------------------                   ---------------------
                                       Two and One-Half Months Ended          Fourteen Days Ended Three Months Ended
                                           December 31, 1996(A)                 October 14, 1996 December 31, 1995
                                           --------------------                 ----------------------------------
Net sales                                           $94.4                        $4.6                      $110.4
Cost of sales                                        74.3                         7.6                        89.2
Amortization of inventory                             9.8                         0.0                         0.0
                                                  -------                      ------                      ------
Gross profit                                         10.3                        (3.0)                       21.2
Operating Expenses                                   20.6                         4.0                        28.2
                                                  -------                      ------                      ------
Operating (loss) profit                             (10.3)                       (7.0)                       (7.0)
                                                  -------                      ------                      ------
Interest (expense)                                   (8.0)                       (0.2)                       (1.3)
Interest income and other
  income (expense)                                   (0.1)                        0.7                         6.0
Income (loss) before taxes                          (18.4)                       (6.5)                       (2.3)
Income taxes                                          1.1                        (2.4)                       (1.2)
                                                  -------                      ------                      ------
Net income (loss)                                  ($19.5)                      ($4.1)                      ($1.1)
                                                  =======                      ======                      ======


Net loss per common share (B)                   ($195,000)
                                                =========
Weighted average shares of
common stock outstanding (B)                          100
                                                =========

(A) Due to the Acquisition and the related purchase accounting, the financial statements for the Company (period starting October 15, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(B) Weighted average number of shares of common stock outstanding, and net loss per common share for periods prior to October 15, 1996, have not been presented due to the ownership by Rockwell.

The Notes to the Financial Statements are an integral part of these Financial
                                  Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)





                                                           Consolidated            Combined Statements of Cash Flows
                                                      Statement of Cash Flows            (Predecessor Company)
                                                      -----------------------  -----------------------------------------
                                                         Two and One-Half
                                                          Months Ended         Fourteen Days Ended   Three Months Ended
                                                       December 31, 1996 (A)    October 14, 1996     December 31, 1995
                                                      ------------------------ ------------------  --------------------
OPERATING ACTIVITIES:
Net (loss) income                                            $(19.5)                  $(4.1)               $(1.1)
Adjustments to net (loss) income to arrive at net
cash (used for) provided by operating activities:
        Depreciation                                            4.7                     0.6                  5.1
        Intercompany purchases from Allen Bradley                --                      --                  5.2
        Allocation of common expenses from Rockwell              --                     0.1                  1.3
        Amortization of goodwill and other assets               3.9                     0.2                  1.4
        Amortization of inventory step-up                       9.8                      --                  --
        Provision for doubtful accounts receivable              0.2                      --                  0.2
        Provision for doubtful notes receivable                  --                      --                  0.6
        Changes in assets and liabilities:
                Accounts receivable, net                        5.7                    11.2                 18.6
                Inventories, net                               (0.9)                   (7.7)               (30.8)
                Customer notes receivable                      (5.6)                   16.3                 21.4
                Accounts payable                              (20.9)                    0.4                (22.7)
                Advance payments from customers                34.2                     9.1                  7.6
                Accrued liabilities                            (0.5)                   (0.4)                (1.2)
                Other assets                                   (9.5)                   (0.5)               (27.9)
                Other liabilities                              10.1                    (8.3)                (6.8)
                                                              -----                  ------               ------
                Net cash (used for) provided by
                   operating activities                        11.7                    16.9                (29.1)
                                                              -----                  ------               ------
INVESTING ACTIVITIES:
Capital expenditures                                           (1.0)                     --                 (1.2)
Acquisition of Rockwell Graphic Systems                      (601.1)                     --                   --
Other                                                           3.2                    (0.6)                 3.7
                                                              -----                  ------               ------
                Net cash used for investing
                   activities                                (598.9)                   (0.6)                 2.5
                                                              -----                  ------               ------
FINANCING ACTIVITIES:
Issuance of senior subordinated notes                         225.0                    --                    --
Sale of customer notes receivable                             137.1                    --                    --
Issuance of common stock                                      162.1                    --                    --
Borrowings under term loan                                     75.0                    --                    --
Net borrowings under revolving credit facility                  3.9                    --                    --
Repayment of foreign long-term debt                             --                    (25.9)                (1.5)
Borrowings under foreign debt agreements                        --                     --                   39.2
Net cash transferred from (to) Rockwell                         --                     11.7                (15.9)
                                                              -----                  ------               ------
                Net cash provided by (used for)
                  financing activities                        603.1                   (14.2)                21.8
Net increase (decrease) in cash                                15.9                     2.1                 (4.8)
Cash and cash equivalents at beginning of period                6.6                     2.3                  6.7
                                                              -----                  ------               ------
Cash and cash equivalents at end of period                    $22.5                    $4.4                 $1.9
                                                              =====                  ======               ======


(A) Due to the Acquisition and the related purchase accounting, the financial statements of the Company (period starting October 15, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

     The Notes to the Financial Statements are an integral part of these
                             Financial Statements

                           GOSS GRAPHIC SYSTEMS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


    1.  BASIS OF PRESENTATION

         Unless the context requires otherwise, references to "Goss" mean, at all times prior to the date of consummation of the Acquisition (as defined below), the Graphic Systems business unit of Rockwell
    International Corporation ("Rockwell") and, at all times on or after the date of the Acquisition, Goss Graphic Systems, Inc. and its subsidiaries.

         Goss Graphic Systems, Inc. (the "Company") is a Delaware corporation organized by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit (the "Predecessor Company") of Rockwell. The Company is a manufacturer and supplier of web offset printing press systems for newspaper, commercial and insert printing. The Company's world headquarters is located in Westmont, Illinois and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa and Reading, Pennsylvania, and international operations in the United Kingdom, France, Germany and Japan. The Company also has an investment in a joint venture in Shanghai, China.

         On October 14, 1996, the Company acquired Goss from Rockwell.
    The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of Goss. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.4 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc. ("Holdings"), which directly owns all of the capital stock and assets of the Company, and approximately $28.0 million of transaction and acquisition costs.
    The Acquisition has been accounted for under the purchase method of accounting. The purchase is subject to a post closing computation of certain working capital amounts. This adjustment has not yet been finalized.

         Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale (the "Management Placement") of common stock to certain members of the Company's management. Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and pay related fees and expenses came from: $225.0 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006 (see Note 7); $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Goss to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders (see Note 7).

         The accompanying consolidated financial statements present the financial position of the Company at December 31, 1996, and the financial position of the Predecessor Company at September 30, 1996; and the results of operations and cash flows for the Company from the Acquisition date, October 14, 1996, to the end of the Company's first fiscal quarter, December 31, 1996 ("Period Ended December 31, 1996"), and for

                           GOSS GRAPHIC SYSTEMS, INC.

    the Predecessor Company, from October 1, 1996, to October 14,
    1996, and the quarter ended December 31, 1995. The financial statements of the Predecessor Company have been prepared in accordance with generally accepted accounting principles utilizing the accounting practices and procedures of Goss and have been derived from the accounting records of Rockwell and its subsidiaries. The financial position and results of operations of the Company for the Period Ended December 31, 1996, include certain opening balance sheet adjustments related to the allocation of the purchase price to the assets and liabilities acquired (see Note 3).

         The Predecessor Company benefited from certain direct services which were provided by Rockwell, including centralized billing for benefit claim payments for active U.S. employees, data processing, telecommunications, research and certain insurance. These direct expenses are included in the financial statements. In addition, Rockwell also provides certain common services, such as cash management and other treasury services, legal, patent, tax, insurance administration, corporate accounting, audit communications, benefit administration services and general management. These common expenses were allocated by Rockwell using the proportion of divisional sales to total corporate sales and such allocations are included in the statements of the Predecessor Company. Management believes the manner in which common expenses have been allocated for the services provided is reasonable. The Company now either performs such services or, for an interim period, purchases services from Rockwell as provided for by the Acquisition agreement.

         The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements included herein reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the combined financial statements and the related notes included in the Company's Form S-1 Registration Statement filed on October 10, 1996.


    2.  SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

         The Company and the Predecessor Company recognize revenue on a percentage-of-completion basis, utilizing the units-of-delivery method. Units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. At December 31, 1996 and September 30, 1996, cumulative revenues were recorded for $63.6 million and $128.9 million, respectively, on presses awaiting delivery to
    customers for which title had transferred.   Revenue recognized during
    the two and one-half months ended December 31, 1996, for presses awaiting delivery amounted to $19.0 million. Revenue on installation contracts is recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

                           GOSS GRAPHIC SYSTEMS, INC.

    CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair market value.

    INVENTORIES

         Inventories are stated at the lower of cost or market. For the Predecessor Company, inventory cost was determined on a last-in, first-out (LIFO) basis for U.S. locations and on a first-in, first-out
    (FIFO) basis for non-U.S. locations. The Company determines inventory for all locations using the FIFO method.

         Reserves are provided for excess inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost of the related inventory.

         Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

    PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three to thirteen years for machinery and equipment and up to fifty years for buildings). Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Where applicable, interest has been capitalized and included in property and equipment. Printing presses which are maintained as demonstration and test development units on a long-term basis are included in property and equipment and depreciated over their estimated useful life (generally five to twelve years). Significant renewals and improvements are capitalized. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

    PRODUCT WARRANTY

         Product warranty costs include all costs associated with repairs through the end of the expressed warranty period. These costs are accrued considering historical warranty cost experience and a periodic assessment of expected warranty costs associated with each sale.

         Unreimbursed costs to repair equipment after the warranty period are incurred solely at the discretion of management and are expensed as incurred.

    WORKERS' COMPENSATION AND PRODUCT AND GENERAL LIABILITY COSTS

         The financial statements include the estimated costs, including costs not reimbursable under insurance contracts, of settling workers' compensation and product and general liability claims. These estimates are determined from historical claims incurred experience, using actuarial computations of the estimated ultimate settlement costs of such claims, including claims incurred but not yet reported.

                          GOSS GRAPHIC SYSTEMS, INC.

    GOODWILL

         Goodwill represents the excess of the cost of the purchased businesses over the fair value of the net assets at the date of acquisition. Goodwill is being amortized over forty years. Amortization of goodwill totaled $1.9 million for the Period Ended December 31, 1996, $0.2 million for the fourteen days ended October 14, 1996, and $1.4 million for the three months ended December 31, 1995.

         Management periodically reviews the realizability of goodwill based on an evaluation of remaining useful lives, cash flows, and profitability projections, and has determined there is no impairment at December 31, 1996.

    INCOME TAXES

         Income taxes are accounted for using the liability method, whereby deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    PENSION PLANS AND RETIREE MEDICAL BENEFITS

         Certain U.S. employees participated in Rockwell defined benefit pension plans. Pursuant to the Acquisition, the employees who participated in these plans ceased to accrue benefits as of October 14, 1996. The Company now has a defined contribution plan. In addition, the Company has stand-alone pension plans covering certain employees in the United Kingdom, Germany and Japan. These plans were assumed as part of the Acquisition.

    POST-RETIREMENT BENEFITS

         The Company continues to offer post-retirement benefits to active employees at the Reading and Cedar Rapids facilities and the obligation for these benefits was assumed by the Company. The post-retirement obligation for retirees was retained by Rockwell.

    INCURRED BUT UNPAID MEDICAL CLAIMS

         The Company and the Predecessor Company provide benefits to active U.S. employees for medical care, dental care and prescription drugs. The liability recognized for benefit claims which have been incurred but not paid is $0.5 million at both December 31, 1996, and September 30, 1996.

    USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                          GOSS GRAPHIC SYSTEMS, INC.

    3.  ACQUISITION

         The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the tangible and intangible assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition. The preliminary estimates of fair value may be revised at a later date.

         The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

              PURCHASE PRICE
              Purchase price of common stock and assets  $573.4
              Commissions, fees and expenses               28.0
                                                         ------
                       Total Purchase Price              $601.4
                                                         ======



             PRELIMINARY ALLOCATION OF PURCHASE PRICE
             Total current assets, net of deferred taxes $321.0
             Property and equipment                       178.1
             Customer notes                               137.1
             Other long-term assets                        37.0
             Goodwill                                     300.1
             Liabilities assumed                         (371.9)
                                                         ------
                      Total Purchase Price               $601.4
                                                         ======


         The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions, except per share data):

                                                               Pro Forma
                                                               ---------
                                        Quarter Ended           Quarter Ended            Year Ended
                                     December 31, 1996       December 31, 1995      September 30, 1996
                                     -----------------       -----------------      ------------------
        Net sales                         $99.0                    $110.4                  $698.1
        Net income                        (24.0)                    (21.8)                  (35.2)
        Net income per
          common share                ($240,000)                ($218,000)              ($352,000)


    4.  REORGANIZATION COSTS

         In connection with the Acquisition, the Company recorded reserves related to the costs to reorganize the Company's U.S. and international operations. The costs are primarily for severance payments for terminated employees and realignment and rearrangement of manufacturing operations. The following table summarizes the reserves for these costs at December 31, 1996 (in millions):

                                                Total

                          Employee termination  $17.0
                          Realign operations      5.0
                                                -----
                                                $22.0
                                                =====


         For the period ended December 31, 1996, approximately $3.0 million related to the reorganization was incurred.


    5.  INVENTORIES

              Inventories are summarized as follows (in millions):

                                                            December 31,   September 30,
                                                               1996            1996
                                                           -------------  --------------
Materials                                                     $48.9           $53.4
Work in process                                                48.5            46.4
Finished goods                                                 29.6            24.8
Long-term contracts                                            18.0            16.6
Parts                                                          20.4            30.1
Less allowance to reduce certain inventories to LIFO             -            (22.5)
                                                                 -
                                                            -------        --------
    Inventories, net                                        $ 165.4        $  148.8
                                                            =======        ========

         Inventory valuation reserves were $75.7 million and $43.2 million at December 31, 1996, and September 30, 1996, respectively.

         Long-term contracts consist of inventoried costs of assembled parts relating to units of delivery contracts. Such inventoried costs include direct costs of manufacturing and allocable overhead costs which are not expected to be realized within one year. Inventoried costs under long-term contracts do not include any amounts subject to uncertainty as to their determination or realization.

        6.  PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows (in millions):

                                      December 31,    September 30,
                                          1996             1996
                                     ---------------  --------------
Land and land improvements                     $35.7           $33.2
Buildings and building improvements             64.8            77.9
Machinery, equipment and tooling                76.0           255.7
Construction in progress                         4.0             2.7
                                     ---------------  --------------
     Total                                    $180.5          $369.5
Less accumulated depreciation                   (5.8)         (229.1)
                                     ---------------  --------------
     Property and equipment, net              $174.7          $140.4
                                     ===============  ==============

    7.  DEBT

         The Company has notes (the "Notes") issued under an Indenture, dated October 15, 1996 (the "Indenture"), between the Company and The Bank of New York, as Trustee (the "Trustee"). The Notes are unsecured senior subordinated obligations of the Company, limited to $225.0 million aggregate principal amount, and will mature on October 15, 2006. The Notes bear interest at 12% per annum, payable semiannually. Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of the Company. The payment of the principal and interest on the Notes are subordinate in right to the prior payment in full of all Senior Debt under the Bank Facilities (as defined in the Indenture). The Indenture contains certain covenants, including limitations on debt, restricted payments and sales of certain assets.

         In connection with the Acquisition, the Company entered into borrowing agreements with Bankers Trust Company and certain other lenders (collectively, the "Lenders") providing for (i) five-year term loan facilities aggregating $75.0 million (the "Term Loan Facility"), and (ii) five-year revolving credit facilities aggregating $150.0 million inclusive of letters of credit to be issued thereunder (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Bank Facilities"). The funds from the Bank Facilities were lent directly to the Company, its wholly owned Japanese corporation ("Goss Japan") and its wholly owned English company ("Goss U.K.").

         The Term Loan Facility consists of a term loan in an original principal amount of $25.0 million made to the Company, a term loan in an original principal amount of $25.0 million made to Goss U.K. and a term loan in an original principal amount of $25.0 million made to Goss Japan. The Term Loan Facility has a final maturity date of five years after the date of the initial funding under the Bank Facilities. The Company is required to make prepayments on the Term Loan Facility and/or reduce the commitments under the Revolving Credit Facility under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. The Company is also required to make such prepayments and/or reductions in an amount equal to 75% of the Company's and its subsidiaries' consolidated excess cash flow for each fiscal year, payable

                          GOSS GRAPHIC SYSTEMS, INC.

    within 90 days after the end of the applicable fiscal year. The Term Loan Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Company's leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Company's leverage ratio at such time). As of December 31, 1996, the Company's interest rate was an average of 8.07%.

         The Revolving Credit Facility will mature September 30, 2001, and consists of a revolving credit facility in an original amount of up to $100.0 million made available to the Company, a revolving credit facility in an original amount of up to $100.0 million made available to Goss U.K., and a revolving credit facility in an original amount of up to $25.0 million made available to Goss Japan; the total of which may not, in the aggregate, exceed the U.S. dollar equivalent of $150.0 million, in each case under which revolving loans may be made, provided that in no event will the aggregate outstanding amount of such revolving loans used for working capital requirements and general corporate purposes exceed the U.S. dollar equivalent of $110.0 million at any one time, and under which letters of credit may be issued. The Revolving Credit Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Company's leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Company's leverage ratio at such time). As of December 31, 1996, the Company's interest rate was 9.75%.

         The proceeds of the Term Loan Facility and approximately $0.3 million under the Revolving Credit Facility were used to pay the cash portion of the purchase price for the Acquisition and to pay fees and expenses in connection with the Acquisition and the related financing. The Revolving Credit Facility is also available to provide for the working capital requirements and general corporate purposes of the Company and its subsidiaries; to issue commercial letters of credit and standby letters of credit to support workers' compensation contingencies and for other corporate purposes to be agreed upon.

         The Bank Facilities are guaranteed by Holdings and by each of the Company's domestic subsidiaries and, in addition, the Company guarantees the Bank Facilities provided to Goss U.K. and Goss Japan.

         The Bank Facilities contain certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum net worth test and a maximum leverage test. In addition, the Bank Facilities contain other customary affirmative and negative covenants relating to (among other things) limitations on other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sale of assets, capital expenditures, leases, transactions with affiliates and conduct of business, with customary exceptions and baskets. The Bank Facilities contain customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral and certain changes of control.

                          GOSS GRAPHIC SYSTEMS, INC.

    8.  INCOME TAXES

         For the two and one-half months ended December 31, 1996, the Company reported a loss before taxes of $18.4 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income. The Company was profitable outside the U.S. and non-U.S. income taxes have been provided on these profits.

    9.  CONTINGENCIES AND COMMITMENTS

    LEGAL CONTINGENCIES

         In the normal course of business, various lawsuits and claims are initiated against Goss related to sales contracts. Among such claims that have advanced to litigation are a lawsuit filed by a commercial press customer in January 1997, seeking unspecified damages, and an arbitration proceeding initiated by another commercial press customer in June 1996 seeking refunds and damages totaling $3.8 million. While it is not presently possible to determine the ultimate resolution of these matters, management believes such matters will not have a material adverse effect on Goss' financial position or liquidity although it is possible an adverse outcome could materially affect the results of operations in a given period.

         In addition, as part of an asset purchase agreement with an acquiror of certain assets of the Goss business in 1988, the acquiror agreed to defend and indemnify Goss for certain product liability claims. The acquiror seeks resolution of this dispute through mediation proceedings alleging certain information was recently received that materially increased the acquiror's risk of defending and indemnifying against the product liability claims. The acquiror is seeking to prospectively discharge its obligations for such defense and indemnity. As part of these proceedings, the acquiror also refused to indemnify Goss in three pending product liability claims which collectively are estimated to represent an exposure of approximately $1.0 million. While the ultimate resolution of these proceedings cannot presently be determined, management intends to vigorously defend against these matters and believes their ultimate resolution will not have a material adverse effect on Goss' financial position, results of operations or liquidity.

         Goss has pending against it or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial (including press performance issues) and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on Goss' financial position or liquidity, although it is possible that the resolution of such lawsuits, claims and proceedings could be material to the results of operations in a given period.

    ENVIRONMENTAL CONTINGENCIES

         Goss has received either notices of potential liability or third party claims under the federal Comprehensive Environmental Response, Compensation and Liability Act at six offsite disposal facilities (Superfund Sites). Goss has entered into settlement agreements with the Environmental Protection Agency (EPA) at two of these sites and a settlement proposal is pending at a third site, none of which is material to the financial statements either individually or collectively. With respect to the fourth site, at which Goss has

                          GOSS GRAPHIC SYSTEMS, INC.

    been named a potentially responsible party (PRP), its share of the clean up costs are estimated to approximate $0.2 million of the potential estimated cost for final site remediation of $10.0 million. At the fifth and sixth sites, although Goss has been implicated as a PRP, Goss believes its involvement, if any, is not significant. Although current law imposes joint and several liability on any party determined to be responsible at a Superfund Site, management believes, based upon all available information, that the ultimate resolution of these matters will not have a material adverse effect on Goss' financial position, results of operations or liquidity.

         Goss' Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of historical waste disposal practices. Recent data indicates that certain hazardous constituents in the groundwater have decreased over time, while data on other constituents is inconclusive. Goss plans to submit a proposal to the Pennsylvania Department of Environmental Resources to terminate remediation and conduct monitoring only at the site pursuant to recent statutory authority to determine cleanup limits consistent with the results of a site-specific assessment. Management has been advised that, given the site location and aquifer use, the proposal is technically appropriate and may result in the termination of groundwater remediation at this site. Management believes that any liability with respect to either continuing groundwater remediation or conducting a site-specific risk assessment in order to complete such remediation will not have a material adverse effect on Goss' financial position, results of operation or liquidity.

    COMMITMENTS

         The Company provides letters of credit to guarantee the performance under certain long-term contracts under the Revolving Credit Facility. Such letters of credit outstanding were $49.9 million as of December 31, 1996.


    10.  RELATED PARTY TRANSACTIONS

         The Company continues to purchase the following services from Rockwell International Corporation: research and development engineering support, data processing services, telecommunication services and the continued use of previously shared facilities. The charge for these services is the same that Rockwell charges its operating units for similar services and amounts to $0.4 million for the two and one-half months ending December 31, 1996.

         The Company also continues to purchase drive systems, press controls and related products from Allen-Bradley (a Rockwell company). These obligations have been classified as trade payables beginning October 15, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                      FOR

   The Two and one-half Months ending December 31, 1996 compared to the Three
                        Months ending December 31, 1995

         Financial results reported within are for the two and one half months period beginning October 15, 1996, and ending December 31, 1996. This is considered Goss' first quarter for fiscal year 1997. This document compares this shortened period to the previous year's first fiscal quarter, which consisted of three full months ending December 31, 1995.

    RESULTS OF OPERATIONS

    ORDERS AND BACKLOG
         New customer orders for the two and one-half months ending December 31, 1996, were $191.8 million as compared to $85.1 million for the three months ending December 31, 1995. Backlog as of December 31, 1996 was $496.0 million as compared to $451.4 million as of December 31, 1995 and $388.7 million as of September 30, 1996.

    NET SALES
         Net sales for this two and one half month period were $94.4 million, which is $16.0 million (or 14.5%) lower than the previous year's net sales of $110.4 million. The lower sales, which were mostly due to the shortened period, does not include revenues recorded in the first two weeks of October 1996. These revenues were primarily for the parts, service, and installation revenues recorded in the first two weeks of October 1996.

    GROSS PROFIT
         Gross profit of $10.3 million for the shortened period was lower than the previous year's full quarter total of $21.2 million. The decrease is attributable to the amortization of the step-up in inventory utilized in the purchase method of accounting and lower sales. Excluding this amortization, gross profit for the two and one-half months ending December 31, 1996, are 21.3% of sales. This is an improvement of 2.1 percentage points when compared to the quarter ending December 31, 1995. Lower manufacturing costs are the primary reason for this improvement.

    OPERATING EXPENSES
         The operating expenses for the shortened period were $20.6 million which is 27.0% lower than the $28.2 million in expenses for the three month period ending December 31, 1995. Of this reduction, $4.0 million pertains to the fourteen days ended October 14, 1996. The remaining decrease of $3.6 million reflects lower spending due to cost reductions offset by higher depreciation resulting from the Acquisition.

    OPERATING PROFIT
         The operating loss of $10.3 million for the shortened quarter includes $11.0 million in amortization and depreciation charges for asset step-ups related to the acquisition. Excluding these charges, operating profit for the shortened period was $0.7 million. When compared to the quarter ending December 31, 1995, the operating profit improved by $7.7 million. This is primarily due to improved gross margins (lower manufacturing costs) and lower operating expenses.

    NET INTEREST AND OTHER EXPENSE
         Net interest and other of $8.1 million is an increase of $12.8 million from the previous year full quarter. This is primarily due to acquisition debt, deferred financing fees, and the sale of the customer note portfolio, which provided interest income in 1995.

    TAXES
         For the period ended December 31, 1996, the Company reported a net loss before taxes of $18.4 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income. The Company was profitable outside the U.S. and non-U.S. income taxes have been provided on these profits.

         During the period ended December 31, 1995, the Predecessor Company was included in Rockwell's U.S. and foreign consolidated groups with other Rockwell companies. A tax benefit of $1.2 million was recorded for the $2.3 million loss during the quarter.

    NET INCOME
         A net loss of $19.5 million for the shortened quarter compares to a net loss of $1.1 million for the full three months ending December 31, 1995. The higher loss is primarily attributable to the amortization of certain purchase accounting asset step-ups, deferred financing fees, and the interest expense associated with the acquisition debt.


    LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations is $11.7 million for the shortened period ending December 31, 1996. The net cash used by operations for the quarter ending December 31, 1995 was $29.1 million. This positive cash flow and resulting cash and cash equivalents of $22.5 million are primarily due to higher advance payments from customers on improved orders and backlogs. This increase was partially offset by a decrease in trade accounts payable.

         The working capital for the period ending December 31, 1996 was a negative $37.3 million, as compared to $71.0 million on September 30, 1996. This change is attributable to lower accounts receivable of $29.1 million, lower tax assets and certain other current liabilities recorded in conjunction with the Acquisition.

         Property and equipment of $174.7 million net, increased $34.3 million over the September 30, 1996 position. The change was due to the $38.0 million asset valuation write-ups which occurred at the time of Acquisition.

         The long-term portion of customer notes receivable was zero at December 31, 1996 as compared to a September 30, 1996 balance of $154.9 million. Long-term notes receivable were sold at the time of acquisition, to provide funding for the purchase.

         Goodwill valuations were $305.3 million on December 31, 1996, $170.1 million higher than the September 30, 1996 balance. This increase reflects the amount of goodwill recorded upon the start-up of the new Company and is being amortized over forty years. The increase since the Acquisition reflects the foreign currency translation effect for goodwill related to the Company's foreign subsidiaries.

         Accrued liabilities increased $39.3 million from September 30, 1996 to $131.0 million at December 31, 1996. The increase was primarily due to the establishment of reserves for start-up costs of the new Company.

         Other current liabilities increased $23.1 million from September 30, 1996 to $48.3 million for the period ending December 31, 1996. The increase was primarily due to the establishment of reserves for start-up costs of the new company. These costs included certain transaction costs and reorganization costs. In addition, certain liabilities that had been recorded at Rockwell were recorded as a result of the Acquisition.

         To finance the purchase from Rockwell, the Company secured $75.0 million in senior term loans (short-term portion is $1.2 million) and issued $225.0 million of 12% unsecured senior subordinated notes maturing on October 15, 2006. This debt did not exist on September 30, 1996.

         Rockwell's net investment of approximately $483.5 million was eliminated as a result of the Acquisition.

         Paid in capital of $162.1 million is a new item compared to the September 30, 1996 balance sheet. $114.6 million was contributed to the Company by "Holdings" to effect the acquisition of Goss from Rockwell. "Holdings" represents the newly formed Delaware corporation organized by Stonington Partners, Inc., on behalf of Stonington Capital Appreciation 1994 Fund, L.P. and represents 1,165,000 shares of common stock. $47.5 million of pay-in-kind perpetual preferred stock (47,500 shares) was issued to Rockwell at a one thousand dollars liquidation preference per share and has been recorded on the Company's financial statements as additional paid-in capital.

         As of December 31, 1996 the Company had $93.2 million of available credit under its $150.0 million revolving credit facility. In addition to short-term borrowings of $3.9 million, the Company had Letters of Credit outstanding of $52.9 million ($49.9 million related to long-term contracts) and negative working capital of $37.3 million. The Company believes these facilities, along with cash generated from operations, will be sufficient to meet its needs for working capital and capital expenditures.

                         PART II. -- OTHER INFORMATION

    Item 1. Legal Proceedings

         Goss is a defendant along with Rockwell and BT Commercial Corporation (BTCC) in a lawsuit filed by a commercial customer of the Company. The lawsuit, which was filed on January 2, 1997 in the state of Wisconsin, requests unspecified damages due to breach-of-contract. Although it is not presently possible to determine the outcome of this matter, management believes its ultimate disposition will not have a material effect on Goss' financial position or liquidity, although it is possible that the resolution on such proceeding could be material to the results of operations in a given period.

         Rockwell Graphic Systems (the Predecessor Company) was a defendant in a lawsuit involving patent infringement issues (Heidelberger Druckmaschinen AG v. Hantscho Commercial Products, Inc. and Rockwell Graphic Systems, Inc.). Rockwell had agreed to fully indemnify the Company for this matter which was settled and dismissed in December 1996 without financial participation by the Company.

    Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibit 27.1 -- Financial Data Schedule

                  (b) No reports were filed on Form 8-K for the quarter ended
                      December 31, 1996.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GOSS GRAPHIC SYSTEMS, INC.



    Date:  February 10, 1997.           By: /s/ WILLIAM G. FERKO
                                           ------------------------------------
                                            William G. Ferko
                                            Vice President &
                                                    Chief Financial Officer

                           GOSS GRAPHIC SYSTEMS, INC.

                                   FORM 10-Q

                                 Exhibit Index

                    For the Quarter Ended December 31, 1996




    Exhibit
    -------
    Number   Exhibit
    -------  -------


    27.1 Financial Data Schedule for the quarter ended December 31, 1996, filed herewith.