Form 10-Q
period 1997-03-31
GOSS GRAPHIC SYSTEMS INC
filed 1997-05-14
CIK 1018214

       =================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               -----------------

                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarter Ended     Commission File Number
                     March 31, 1997            333-08421


                          ____________________________


                           GOSS GRAPHIC SYSTEMS, INC.



     Incorporated in the                    IRS Employer Identification No.
     State of Delaware                               25-1200273



                                700 Oakmont Lane
                         Westmont, Illinois  60559-5546
                                 (630) 850-5600



         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                    ---     ---
    Registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding at May 10, 1997.

       =================================================================

                           GOSS GRAPHIC SYSTEMS, INC.

                                   FORM 10-Q

                             FOR THE  QUARTER ENDED
                                 MARCH 31, 1997

                                     INDEX



    Part I - Financial Information:                                Page No.
    -------------------------------                                --------
         Item 1 - Financial Statements

                  Balance Sheets - March 31, 1997 and
                   September 30, 1996                                  3

                  Statements of Operations - Three Months ended
                   March 31, 1997 and 1996.                            4

                   Five and One-Half Months ended
                   March 31, 1997, Fourteen Days
                   ended October 14, 1996, and Six
                   Months ended March 31, 1996                         5

                  Statements of Cash Flows - Five and One-Half Months
                   ended March 31, 1997, Fourteen Days ended
                   October 14, 1996, and Six Months ended
                   March 31, 1996                                      6

                  Notes to Financial Statements                        7

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      15



    Part II - Other Information:
    ----------------------------
         Item 6 - Exhibits and Reports on Form 8-K                    20

    Signatures                                                        21

    ----------
    Exhibit Index                                                     22
    -------------

                                     -2-

                                    GOSS GRAPHIC SYSTEMS, INC.
                                          BALANCE SHEETS
                                          (IN MILLIONS)
                                           (UNAUDITED)


                                                                         COMBINED BALANCE SHEET
                                                                         (PREDECESSOR COMPANY)
                                             CONSOLIDATED BALANCE SHEET  ---------------------
                                              MARCH 31, 1997  (A)         SEPTEMBER 30, 1996
                                              -------------------         ------------------
ASSETS:
Current assets:
 Cash and cash equivalents.........................     $20.3                      $2.3
 Accounts  receivable, net.........................     119.6                     122.5
 Customer notes receivable, current portion........      15.2                      67.4
 Inventories.......................................     159.8                     148.8
 Deferred income taxes.............................       0.0                      33.3
 Other current assets..............................      14.6                       4.8
                                                       ------                    ------

     Total current assets.........................      329.5                     379.1
                                                       ------                    ------

Property and equipment, net.......................      164.5                     140.4
Customer notes receivable.........................        0.0                     154.9
Goodwill, net.....................................      304.0                     135.2
Deferred financing fees and other assets..........       37.1                      14.4
                                                       ------                    ------
Total assets......................................     $835.1                    $824.0
                                                       ======                    ======
LIABILITIES, ROCKWELL'S NET
 INVESTMENT AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current portion-term loan.........................      $7.5                      $0.0
 Revolving credit facilities.......................      19.6                       0.0
 Notes payable.....................................       0.0                      39.2
 Accounts payable..................................      61.9                      63.9
 Advance payments from customers...................     119.2                      88.1
 Accrued liabilities...............................     118.1                      91.7
 Other current liabilities.........................      53.7                      25.2
                                                       ------                    ------

     Total current liabilities....................      380.0                     308.1

Other liabilities.................................       33.4                      23.4
Deferred income taxes.............................        0.0                       9.0
Senior term loan..................................       67.5                       0.0
12% Senior subordinated notes due 2006............      225.0                       0.0
                                                       ------                    ------

Total liabilities.................................      705.9                     340.5
                                                       ------                    ------

Contingencies and commitments.....................         --                        --

Rockwell's net investment.........................                                483.5
                                                                                 ------
Common stock, 100 shares issued and outstanding,
  $0.01 par value.................................        0.0
Paid in capital...................................      162.1
Retained earnings.................................      (29.2)
Currency translation adjustment...................       (3.7)
                                                       ------
Total shareholder's equity........................      129.2

Total liabilities, Rockwell's net investment
and shareholder's equity..........................     $835.1                    $824.0
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

The Notes to the Financial Statements are an integral part of these Financial Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        (IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)





                                                Consolidated          Combined Statements of Operations
                                            Statement of Operations       (Predecessor Company)
                                            -----------------------       ---------------------
                                             Three Months Ended            Three Months Ended
                                              March 31, 1997 (A)             March 31, 1996
                                             -------------------             --------------
Net sales...........................                 $146.0                     $232.7
Cost of sales.......................                  109.5                      188.6
Amortization of inventory...........                   11.9                          0
                                                   --------                    -------
  Gross profit......................                   24.6                       44.1


Operating Expenses..................                   25.7                       33.7
                                                   --------                    -------

Operating (loss) profit.............                   (1.1)                      10.4
                                                   --------                    -------

Interest (expense)..................                   (9.0)                      (2.0)
Interest income and other
 income (expense)...................                    0.4                        4.2
                                                   --------                    -------

Income (loss) before taxes..........                   (9.7)                      12.6
 Income tax provision (credit)......                    0.0                        7.6
                                                   --------                    -------

Net income (loss)...................                  $(9.7)                      $5.0
                                                   --------                     ------

Net loss per common share (B).......               $(97,000)
                                                   --------

Weighted average shares of
 common stock outstanding (B)........                   100
                                                   --------


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

The Notes to the Financial Statements are an integral part of these Financial Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        (IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                        Consolidated                                Combined Statements of Operations
                                  Statement of Operations                               (Predecessor Company)
                                  -----------------------                      ----------------------------------------
                                     Five and One-Half
                                       Months Ended                            Fourteen Days Ended     Six Months Ended
                                     March 31, 1997 (A)                         October 14, 1996        March 31, 1996
                                     ------------------                        -------------------     ----------------
Net sales.............................    $240.4                                     $4.6                   $343.1
Cost of sales.........................     183.6                                      7.6                    277.8
Amortization of inventory.............      21.8                                      0.0                      0.0
                                       ---------                                     ----                   ------
    Gross profit......................      35.0                                     (3.0)                    65.3

Operating Expenses....................      46.4                                      4.0                     61.9
                                       ---------                                     ----                   ------

Operating (loss) profit...............     (11.4)                                    (7.0)                     3.4
                                       ---------                                     ----                   ------

Interest (expense)....................     (17.0)                                    (0.2)                    (3.3)
Interest income and other
    income (expense)..................       0.3                                      0.7                     10.2

Income (loss) before taxes............     (28.1)                                    (6.5)                    10.3
  Income tax provision (credit).......       1.1                                     (2.4)                     6.4
                                       ---------                                     ----                   ------

Net income (loss).....................    $(29.2)                                   $(4.1)                    $3.9
                                       ---------                                     ----                   ------

Net loss per common share (B)......... $(292,000)
                                       ---------

Weighted average shares of
 common stock outstanding (B).........       100
                                       ---------

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

The Notes to the Financial Statements are an integral part of these Financial Statements

                          GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                        (IN MILLIONS EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                               Consolidated                   Combined Statements of Cash Flows
                                                           Statement of Cash Flows                    (Predecessor Company)
                                                           -----------------------       -------------------------------------------
                                                        Five and One-Half Months Ended   Fourteen Days Ended        Six Months Ended
                                                              March 31, 1997 (A)           October 14, 1996          March 31, 1996
                                                              -----------------            ----------------          --------------
OPERATING ACTIVITIES:
Net (loss) income ............................................     $(29.2)                     $(4.1)                     $3.9
Adjustments to net (loss) income to arrive at net cash (used for)
provided by operating activities:
  Depreciation and amortization ..............................       16.2                        0.9                      13.9
  Amortization of debt cost ..................................        1.3                         --                        --
  Amortization of inventory step-up ..........................       21.8                         --                        --
  Changes in assets and liabilities:
    Accounts receivable, and inventories, net ................      (27.5)                       3.5                       4.4
    Customer notes receivable ................................       12.6                       16.3                      14.0
    Accounts payable .........................................       (7.7)                       0.4                     (13.4)
    Advance payments from customers ..........................       22.0                        9.1                     (27.3)
    Other assets and liabilities .............................       (7.6)                      (9.2)                    (14.1)
                                                               -------------             -------------             -------------
    Net cash (used for) provided by operating
     activities ..............................................        1.9                       16.9                     (18.6)
                                                               -------------             -------------             -------------
INVESTING ACTIVITIES:
Capital expenditures .........................................       (2.2)                        --                      (2.0)
Acquisition of Rockwell Graphic Systems ......................     (601.1)                        --                        --
Other ........................................................       (3.7)                      (0.6)                      1.4
                                                               -------------             -------------             -------------
  Net cash used for investing activities .....................     (607.0)                      (0.6)                     (0.6)
                                                               -------------             -------------             -------------
FINANCING ACTIVITIES:
Issuance of senior subordinated notes ........................      225.0                         --                        --
Sale of customer notes receivable ............................      137.1                         --                        --
Issuance of common stock .....................................      162.1                         --                        --
Borrowings under term loan ...................................       75.0                         --                        --
Net borrowings under revolving credit facility ...............       19.6                         --                        --
Repayment of foreign long-term debt ..........................         --                      (25.9)                     (1.5)
Borrowings under foreign debt agreements .....................         --                         --                      60.0
Net cash transferred from (to) Rockwell ......................         --                       11.7                     (22.0)
                                                               -------------             -------------             -------------
  Net cash provided by (used for) financing activities .......      618.8                      (14.2)                     36.5
Net increase (decrease) in cash ..............................       13.7                        2.1                      17.3
Cash and cash equivalents at beginning of period .............        6.6                        2.3                       6.7
                                                               -------------             -------------             -------------
Cash and cash equivalents at end of period ...................      $20.3                       $4.4                     $24.0
                                                               -------------             -------------             -------------

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

     On October 14, 1996, the Company acquired Goss from Rockwell. The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of Goss. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.4 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc. ("Holdings"), which directly owns all of the capital stock and assets of the Company, and approximately $28.0 million of transaction and
acquisition  costs.    The Acquisition has been accounted for under the
purchase method of accounting. The purchase is subject to a post closing computation of certain working capital amounts. Management anticipates that this adjustment will be finalized by year end.

     Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale (the "Management Placement") of common stock to certain members of the Company's management. Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and pay related fees and expenses came from: $225.0 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006; $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Goss to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders
(see Note 6).

     The accompanying consolidated financial statements present the financial position of the Company at March 31, 1997, and the financial position of the Predecessor Company at September 30, 1996; the results of operations and cash flows for the Company from the Acquisition date, October 14, 1996, to the end of the

                          GOSS GRAPHIC SYSTEMS, INC.

Company's second fiscal quarter, March 31, 1997 ("Five and One-Half Months Ended March 31, 1997"), and for the Predecessor Company from October 1, 1996 to October 14, 1996, and the six months ended March 31, 1996; and the results of operations for the Company for the quarter ended March 31, 1997 and for the Predecessor Company for the quarter ended March 31, 1996. The financial statements of the Predecessor Company have been prepared in accordance with generally accepted accounting principles utilizing the accounting practices and procedures of Goss and have been derived from the accounting records of Rockwell and its subsidiaries. The financial position and results of operations of the Company for the period ended March 31, 1997, include certain opening balance sheet adjustments related to the allocation of the purchase price to the assets and liabilities acquired (see Note 3).

     Prior to the Acquisition, the Predecessor Company benefited from certain direct services which were provided by Rockwell, including centralized billing for benefit claim payments for active U.S. employees, data processing, telecommunications, research and certain insurance. These direct expenses are included in the financial statements. In addition, Rockwell also provided certain common services, such as cash management and other treasury services, legal, patent, tax, insurance administration, corporate accounting, audit communications, benefit administration services and general management. These common expenses were allocated by Rockwell using the proportion of divisional sales to total corporate sales and such allocations are included in the financial statements of the Predecessor Company. Management believes the manner in which common expenses have been allocated for the services provided is reasonable. The Company now either performs such services or, for an interim period, purchases services from Rockwell as provided for by the Acquisition agreement.

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements included herein reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. These financial statements are not necessarily indicative of a full year's results of operations. The accompanying financial statements should be read in conjunction with the combined financial statements and the related notes included in the Company's Registration Statement on Form S-1 filed on October 10, 1996.


2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company and the Predecessor Company recognize revenue on a percentage-of-completion basis, utilizing the units-of-delivery method. Units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. At March 31, 1997 and September 30, 1996, cumulative revenues were recorded for $78.4 million and $128.9 million, respectively, on presses awaiting delivery to
customers for which title had transferred.   Revenue recognized during the
quarter ended March 31, 1997, for presses awaiting delivery amounted to $26.1 million. Revenue on installation contracts is recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

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

     The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

     PURCHASE PRICE
     Purchase price of common stock and assets          $573.4
     Commissions, fees and expenses                       28.0
                                                        ------
            Total Purchase Price                        $601.4
                                                        ------

     PRELIMINARY ALLOCATION OF PURCHASE PRICE
     Total current assets, net of deferred taxes        $321.0
     Property and equipment                              178.1
     Customer notes                                      137.1
     Other long-term assets                               37.0
     Goodwill                                            300.1
     Liabilities assumed                                (371.9)
                                                        ------
            Total Purchase Price                        $601.4
                                                        ------

     The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions, except per share data):

                                   Pro Forma
                      -----------------------------------
                        Six Months           Six Months
                           Ended               Ended
                      March 31, 1997       March 31, 1996
                      --------------       --------------
     [S]             [C]                  [C]
     Net sales           $245.0               $343.1
     Net loss             (35.1)               (28.5)
     Net loss per     $(351,000)           $(285,000)
      common share




     Earnings before interest, taxes, depreciation, amortization, and other non-cash items ("EBITDA") is presented below to provide additional information related to the debt servicing ability of the Company and not as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principals (in millions):

                      Five and One-Half       Six Months
                        Months Ended             Ended
                       March 31, 1997       March 31, 1996
                      -----------------     --------------
     EBITDA                $26.6                 $23.8



                          GOSS GRAPHIC SYSTEMS, INC.

4.  REORGANIZATION COSTS

     In connection with the Acquisition, the Company recorded reserves related to the costs to reorganize the Company's U.S. and international operations. The costs are primarily for severance payments for terminated employees and realignment and rearrangement of manufacturing operations. The following table summarizes the reserves for these costs at March 31, 1997 (in millions):

                                                Total
                                                -----
                          Employee termination  $10.5
                          Realign operations      5.0
                                                -----
                                                $15.5
                                                -----



     For the Five and One-Half months ended March 31, 1997, approximately $9.5 million related to the reorganization was incurred.

5.  INVENTORIES

         Inventories are summarized as follows (in millions):

                                                            March 31,    September 30,
                                                               1997           1996
                                                               ----           ----
Materials                                                     $50.7           $53.4
Work in process                                                44.8            46.4
Finished goods                                                 27.1            24.8
Long-term contracts                                            18.0            16.6
Parts                                                          19.2            30.1
Less allowance to reduce certain inventories to LIFO  -          --           (22.5)
                                                            -------        --------
     Inventories, net                                       $ 159.8        $  148.8
                                                            -------        --------

     Long-term contracts consist of inventoried costs of assembled parts relating to units of delivery contracts. Such inventoried costs include direct costs of manufacturing and allocable overhead costs which are not expected to be realized within one year. Inventoried costs under long-term contracts do not include any amounts subject to uncertainty as to their determination or realization.


6.  DEBT

     The Company has notes (the "Notes") issued under an Indenture, dated October 15, 1996 (the "Indenture"), between the Company and The Bank of New York, as Trustee (the "Trustee"). The Notes are unsecured senior subordinated obligations of the Company, limited to $225.0 million aggregate principal amount, and will mature on October 15, 2006. The Notes bear interest at 12%
per annum, payable semi-annually in April and October.   Subject
to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of the Company. The payment of the principal and interest on the Notes are subordinate in right to the prior payment in full of all Senior Debt (as defined in the

                          GOSS GRAPHIC SYSTEMS, INC.

Indenture) under the Bank Facilities (as defined below). The Indenture contains certain covenants, including limitations on debt, restricted payments and sales of certain assets.

     In connection with the Acquisition, the Company entered into borrowing agreements with Bankers Trust Company and certain other lenders (collectively, the "Lenders") providing for (i) five-year term loan facilities aggregating $75.0 million (the "Term Loan Facility"), and (ii) five-year revolving credit facilities aggregating $150.0 million inclusive of letters of credit to be issued thereunder (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Bank Facilities"). The funds from the Bank Facilities were lent directly to the Company, its wholly owned corporation in Japan ("Goss Japan") and its wholly owned corporation in the United Kingdom ("Goss U.K.").

     The Term Loan Facility consists of a term loan in an original principal amount of $25.0 million made to the Company, a term loan in an original principal amount of $25.0 million made to Goss U.K. and a term loan in an original principal amount of $25.0 million made to Goss Japan. The Term Loan Facility has a final maturity date of five years after the date of the initial funding under the Bank Facilities. The Company is required to make prepayments on the Term Loan Facility and/or reduce the commitments under the Revolving Credit Facility under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. The Company is also required to make such prepayments and/or reductions in an amount equal to 75% of the Company's and its subsidiaries' consolidated excess cash flow for each fiscal year, payable within 90 days after the end of the applicable fiscal year. The Term Loan Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Company's leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Company's leverage ratio at such time). As of March 31, 1997, the Company's interest rate on the loans outstanding under the Term Loan Facility was an average of 8.09%.

     The Revolving Credit Facility will mature September 30, 2001, and consists of a revolving credit facility in an original amount of up to $100.0 million made available to the Company, a revolving credit facility in an original amount of up to $100.0 million made available to Goss U.K., and a revolving credit facility in an original amount of up to $25.0 million made available to Goss' Japan; the total of which may not, in the aggregate, exceed the U.S. dollar equivalent of $150.0 million, in each case under which revolving loans may be made, provided that in no event will the aggregate outstanding amount of such revolving loans used for working capital requirements and general corporate purposes exceed the U.S. dollar equivalent of $110.0 million at any one time, and under which letters of credit may be issued. The Revolving Credit Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Goss' leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Goss' leverage ratio at such time). As of March 31, 1997, the Company's interest rate on loans outstanding under the Revolving Credit Facility was 10.0%, and the available line of credit remaining was $86.0 million.The Company provides letters of credit to guarantee the performance under certain long-term contracts under the Revolving Credit Facility. Such letters of credit outstanding were $48.4 million as of March 31, 1997.

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

                          GOSS GRAPHIC SYSTEMS, INC.

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


7.  INCOME TAXES

     For the Five and One-Half months ended March 31, 1997, the Company reported a loss before taxes of $28.1 million. The Company has not recorded a U.S. tax benefit for these reported losses. This loss will be available to offset future taxable income. The Company was profitable outside the U.S.
and non-U.S. income taxes have been provided on these profits.


8.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS FOR
             The Three Months ending March 31, 1997 compared to the
                       Three Months ending March 31, 1996

RESULTS OF OPERATIONS

ORDERS AND BACKLOG
     New customer orders for the three months ending March 31, 1997, were $181.4 million as compared to $236.7 million for the three months ending March 31, 1996. Excluding a 1996 newspaper order from an European customer for $73.1 million, orders have increased $17.8 million from the previous year. Newspaper orders increased $48.5 million which were partially offset by lower insert and commercial orders in the Americas. The 1996 insert orders included a $12.5 million order from a Middle Eastern customer. Backlog as of March 31, 1997 was $518.2 million as compared to $388.7 million as of September 30, 1996.

NET SALES
     Net sales for the quarter were $146.0 million, which is $86.7 million (or 37.3%) lower than the previous year's net sales of $232.7 million. The lower sales were primarily attributable to 1996 containing three large newspaper shipments of approximately $68.2 million to customers in the Asia-Pacific region and lower insert sales in the Americas. The lower insert sales were primarily attributable to 1996 having two large orders from an American and Middle Eastern customer.

GROSS PROFIT
     Gross profit of $24.6 million for the quarter was lower than the previous year's quarter of $44.1 million. The decrease is attributable to the amortization of the step-up in inventory utilized in the purchase method of accounting and lower sales volume. Excluding this amortization, gross profit for the quarter ending March 31, 1997 was 25.0% of sales. This is an improvement of 6.0 percentage points, or $8.8 million when compared to the quarter ending March 31, 1996. Lower manufacturing costs are the primary reason for this improvement.

OPERATING EXPENSES
     The operating expenses for the quarter were $25.7 million which is 23.7% lower than the $33.7 million in expenses for the quarter ending March 31, 1996. This decrease of $8.0 million reflects lower spending due to cost reductions and the one-time restructuring charges taken in 1996 partially offset by higher depreciation resulting from the asset step-ups related to the Acquisition.

OPERATING PROFIT
     The operating loss of $1.1 million for the quarter includes $13.1 million in amortization and depreciation charges for asset step-ups related to the Acquisition. Excluding these charges, operating profit for the quarter was $12.0 million. When compared to the quarter ending March 31, 1996, the operating profit improved by $1.6 million, or 15.4%. This is primarily due to improved gross margins (lower manufacturing costs) and lower operating expenses.

NET INTEREST AND OTHER EXPENSE
     Net interest and other expenses of $8.6 million is an increase of $10.8 million from the previous year's quarter. This is primarily due to acquisition debt, deferred financing fees, and the sale of the customer note portfolio, which provided interest income in 1996.

TAXES
     For the quarter ending March 31, 1997, the Company reported a net loss before taxes of $9.7 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income.

     During the quarter ending March 31, 1996, the Predecessor Company was included in Rockwell's U.S. and foreign consolidated groups with other Rockwell companies. A tax expense of $7.6 million was recorded on the $12.6 million profit for the quarter.

NET INCOME
     A net loss of $9.7 million for the quarter compares to a profit of $5.0 million for the same period last year. This is primarily attributable to $22.2 million for amortization of certain purchase accounting asset step-ups, deferred financing fees, and the interest expense associated with the Acquisition debt and $2.2 million of net interest income in 1996 from the customer note portfolio which was subsequently sold.


                 FIVE AND ONE-HALF MONTHS ENDING MARCH 31, 1997
                           COMPARED TO THE SIX MONTHS
                             ENDING MARCH 31, 1996


RESULTS OF OPERATIONS

ORDERS AND BACKLOG
     New customer orders for the five and one-half months ending March 31, 1997 were $373.2 million as compared to $321.9 million for the six months ending March 31, 1996. Excluding a 1996 newspaper order from a European customer for $73.1 million, orders have increased $124.4 million from the previous year. Newspaper orders increased $119.8 million while insert and commercial orders increased $4.6 million. Backlog as of March 31, 1997 was $518.2 million as compared to $388.7 million as of September 30, 1996.


NET SALES
     Net sales for the five and one-half month period were $240.4 million which is $102.7 million (or 29.9%) lower than the previous year's net sales of $343.1 million. The lower sales are primarliy attributable to three newspaper shipments of approximately $74.7 million to customers in the Asia-Pacific region, lower insert sales in the Americas and the shortened period.

GROSS PROFIT
     Gross profit of $35.0 million for the current period was lower than the previous year's period of $65.3 million by $30.3 million. The decrease is attributable to the amortization of the step-up in inventory utilized in the purchase method of accounting and lower sales. Excluding this amortizaton, gross profit for the five and one-half months ending March 31, 1997, are 23.6% of sales. This is an improvement of 4.6 percentage points when compared to the same period of the previous year. Lower manufacturing costs are the primary reason for this improvement.

OPERATING EXPENSES
     Operating expenses for the five and one-half months ending March 31, 1997 of $46.4 million are $15.5 million or 25.0% lower than the $61.9 million in expenses for the six month period of 1996. The decrease primarily reflects lower spending due to cost reductions, one-time restructuring charges in 1996 and the shortened period partially offset by higher goodwill and depreciation expenses resulting from the Acquisition.

OPERATING PROFIT
     The operating loss of $11.4 million for the five and one-half month period ending March 31, 1997 includes $24.1 million in amortization and depreciation charges for asset step-ups related to the Acquisition. Excluding these charges, operating profit for the five and one-half month period ending March 31, 1997 was $12.7 million. When compared to the six months ending March 31, 1996, the operating profit improved by $9.3 million. This is primarily due to improved gross margins (lower manufacturing costs) and lower operating expenses.

NET INTEREST AND OTHER EXPENSE
     Net interest and other expense of $16.7 million is an increase of $23.6 million from the previous year's six months results. This is primarily due to acquisition debt, deferred financing fees, and the sale of the customer note portfolio, which provided interest income in 1996.

TAXES
     For the five and one-half month period ending March 31, 1997, the Company reported a net loss before taxes of $28.1 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income. The Company was profitable outside the U.S. and non U.S. income taxes have been provided for on these profits.

     During the six month period ending March 31, 1996, the Predecessor Company was included in Rockwell's U.S. and foreign consolidated groups with other Rockwell companies. A tax expense of $6.4 million was recorded for the $10.3 million profit during the six month period.

NET INCOME
     A net loss of $29.2 million for the five and one-half month period ending March 31, 1997 compares to a net profit of $3.9 million for the six month period ending March 31, 1996. This is primarily attributable to $41.1 million for amortization of certain purchase accounting asset step-ups, deferred financing fees, and the interest expense associated with the Acquisition debt and $6.9 million of net interest income in 1996 from the customer note portfolio which was subsequently sold.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations is $1.9 million for the five and one-half months ending March 31, 1997. The net cash used by operations for the six months ending March 31, 1996 was $18.6 million. This positive cash flow and resulting cash and cash equivalents of $20.3 in 1997 million are primarily due to higher advance payments from customers on improved orders. This improved cash flow was partially offset by higher accounts receivable and inventories balances.

     The working capital for the five and one-half months ending March 31, 1997 was a negative $50.5 million, as compared to a positive $71.0 million on September 30, 1996. This change is attributable to lower accounts receivable of $55.1 million, lower tax assets and certain liabilities recorded in conjunction with the Acquisition.

     Property and equipment of $164.5 million net, increased $24.1 million over the September 30, 1996 position. The change was primarily due to the $38.0 million asset valuation write-ups which occurred at the time of the Acquisition.

     The long-term portion of customer notes receivable was zero at March 31, 1997 as compared to a September 30, 1996 balance of $154.9 million. Long-term notes receivable were sold at the time of the Acquisition.

     Goodwill valuations were $304.0 million on March 31, 1997, $168.8 million higher than the September 30, 1996 balance. This increase reflects the amount of goodwill recorded upon the start-up of the new Company and is being amortized over forty years.

     Accrued liabilities increased $26.4 million from September 30, 1996 to $118.1 million at March 31, 1997 and other current liabilities increased $28.5 million from September 30, 1996 to $53.7 million for the period ending March 31, 1997. These increases were primarily due to the liabilities associated with the Acquisition. These liabilities included certain transaction costs, reorganization costs, and certain liabilites that had been previously recorded at Rockwell which are now reflected on the Company's Balance Sheet.

     To finance the purchase from Rockwell, the Company secured $75.0 million in senior term loans (short-term portion is $7.5 million) and issued $225.0 million of 12% unsecured senior subordinated notes maturing on October 15, 2006. This debt did not exist on September 30, 1996.

     Rockwell's net investment of $483.5 million was eliminated as a result of the Acquisition.

     Paid in capital of $162.1 million is a new item compared to the September 30, 1996 balance sheet. $114.6 million was contributed to the Company by "Holdings" to effect the acquisition of Goss from Rockwell. "Holdings" represents the newly formed Delaware corporation organized by Stonington Partners, Inc., on behalf of Stonington Capital Appreciation 1994 Fund, L.P. and represents 1,165,000 shares of common stock. Pay-in-kind perpetual preferred stock valued at $47.5 million (47,500 shares) was issued to Rockwell at a one thousand dollars liquidation preference per share and has been recorded on the Company's financial statements as additional paid-in capital.

     As of March 31, 1997 the Company had $86.0 million of available credit under its $150.0 million revolving credit facility. In addition to short-term borrowings of $19.6 million, the Company had Letters of Credit outstanding of $51.3 million ($48.4 million related to long-term contracts) and negative working capital of $50.5 million. The negative working capital reflects certain liabilities associated with the Acquisition as well as lower accounts receivable and tax assets. The Company believes its credit facilities, along with cash generated from operations, will be sufficient to meet its needs for working capital and capital expenditures.

     Adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") as defined in the Bank Facilities for the five and one-half months ended March 31, 1997 was $26.6 million. Adjusted EBITDA is presented to provide additional information related to the debt servicing ability of the Company, not as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes) depends on future performance and financial results, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the Bank Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal of, and interest on, its senior debt, and interest on the Notes. However, a portion of principal payments at maturity on the Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

                         PART II. -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 3.1 Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

            Exhibit 3.2 Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

            Exhibit 27.1    Financial Data Schedule

        (b) No reports were filed on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GOSS GRAPHIC SYSTEMS, INC.


Date:  May 10, 1997                              By:   /s/ WILLIAM G. FERKO
                                                    --------------------------
                                                     William G. Ferko
                                                     Vice President &
                                                     Chief Financial Officer

                           GOSS GRAPHIC SYSTEMS, INC.

                                   FORM 10-Q

                                 Exhibit Index

                     For the Quarter Ended March 31, 1997




Exhibit
Number   Exhibit

 3.1 Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

 3.2 Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

27.1 Financial Data Schedule for the five and one-half months ended March 31, 1997, filed herewith.