Form 10-Q
period 1997-06-30
GOSS GRAPHIC SYSTEMS INC
filed 1997-08-14
CIK 1018214

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Quarter Ended                    Commission File Number
             June 30, 1997                                333-08421

                         ------------------------------

                           GOSS GRAPHIC SYSTEMS, INC.


       Incorporated in the                    IRS Employer Identification No.
        State of Delaware                               25-1200273


                                700 Oakmont Lane
                         Westmont, Illinois  60559-5546
                                 (630) 850-5600


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                     ---           ---

     Registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding at August 12, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           GOSS GRAPHIC SYSTEMS, INC.

                                    FORM 10-Q

                             FOR THE  QUARTER ENDED
                                  JUNE 30, 1997

                                      INDEX

Part I - Financial Information:                                 Page No.
-------------------------------                                 --------

     Item 1 - Financial Statements

          Balance Sheets - June 30, 1997 and
               September 30, 1996                                  3

          Statements of Operations - Three Months ended
               June 30, 1997 and 1996                              4

               Eight and One-Half Months ended
               June 30, 1997, Fourteen Days
               ended October 14, 1996, and Nine
     `         Months ended June 30, 1996                          5

          Statements of Cash Flows - Eight and One-Half Months
               ended June 30, 1997, Fourteen Days ended
               October 14, 1996,  and Nine Months ended
               June 30, 1996                                       6

          Notes to Financial Statements                            7

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations       14



Part II - Other Information:
----------------------------

     Item 6 - Exhibits and Reports on Form 8-K                     19

Signatures                                                         20

Exhibit Index                                                      21

                           GOSS GRAPHIC SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                         COMBINED BALANCE SHEET
                                                                          (PREDECESSOR COMPANY)
                                            CONSOLIDATED BALANCE SHEET   ----------------------
                                                JUNE 30, 1997  (A)         SEPTEMBER 30, 1996
                                                ------------------       ----------------------
ASSETS:
Current assets:
 Cash and cash equivalents. . . . . . . . . .           $69.1                $2.3
 Accounts  receivable, net. . . . . . . . . .            90.8               122.5
 Customer notes receivable, current portion .            11.8                67.4
 Inventories. . . . . . . . . . . . . . . . .           207.3               148.8
 Deferred income taxes. . . . . . . . . . . .             0.0                33.3
 Other current assets . . . . . . . . . . . .            13.1                 4.8
                                                    ---------           ---------
      Total current assets. . . . . . . . . .           392.1               379.1
                                                    ---------           ---------

Property and equipment, net . . . . . . . . .           174.7               140.4
Customer notes receivable . . . . . . . . . .             0.0               154.9
Goodwill, net . . . . . . . . . . . . . . . .           302.2               135.2
Deferred financing fees and other assets. . .            30.2                14.4
                                                    ---------           ---------
Total assets. . . . . . . . . . . . . . . . .          $899.2              $824.0
                                                    ---------           ---------
                                                    ---------           ---------

LIABILITIES, ROCKWELL'S NET
---------------------------
 INVESTMENT AND SHAREHOLDER'S EQUITY
 -----------------------------------

Current liabilities:
 Current portion-term loan. . . . . . . . . .           $11.3                $0.0
 Revolving credit facilities. . . . . . . . .            60.5                 0.0
 Notes payable. . . . . . . . . . . . . . . .             0.0                39.2
 Accounts payable . . . . . . . . . . . . . .            72.5                63.9
 Advance payments from customers. . . . . . .           145.3                88.1
 Accrued liabilities. . . . . . . . . . . . .           111.6                91.7
 Other current liabilities. . . . . . . . . .            55.7                25.2
                                                    ---------           ---------

      Total current liabilities . . . . . . .           456.9               308.1

Other liabilities . . . . . . . . . . . . . .            34.6                23.4
Deferred income taxes . . . . . . . . . . . .             0.0                 9.0
Senior term loan. . . . . . . . . . . . . . .            63.7                 0.0
12% Senior subordinated notes due 2006. . . .           225.0                 0.0
                                                    ---------           ---------

Total liabilities . . . . . . . . . . . . . .           780.2               340.5
                                                    ---------           ---------

Contingencies and commitments . . . . . . . .            --                   --

Rockwell's net investment . . . . . . . . . .                               483.5
                                                                        ---------

Common stock, 100 shares issued and
    outstanding, $0.01 par value. . . . . . .             0.0
Paid in capital . . . . . . . . . . . . . . .           162.1
Retained earnings . . . . . . . . . . . . . .           (41.9)
Currency translation adjustment . . . . . . .            (1.2)
                                                    ---------

Total shareholder's equity. . . . . . . . . .           119.0
                                                    ---------

Total liabilities, Rockwell's net investment
     and shareholder's equity . . . . . . . .          $899.2              $824.0
                                                    ---------           ---------
                                                    ---------           ---------


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

The Notes to the Financial Statements are an integral part of these Financial
                                   Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                         (IN MILLIONS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            Consolidated         Combined Statements of Operations
                                        Statement of Operations        (Predecessor Company)
                                        -----------------------        ---------------------

                                          Three Months Ended           Three Months Ended
                                           June 30, 1997 (A)             June 30, 1996
                                          ------------------            -----------------
Net sales. . . . . . . . . . . . . . . .       $124.9                         $138.8
Cost of sales. . . . . . . . . . . . . .         96.6                          114.1
Amortization of inventory. . . . . . . .         12.6                            0.0
                                         ------------                   ------------
  Gross profit . . . . . . . . . . . . .         15.7                           24.7

Operating Expenses . . . . . . . . . . .         22.0                           32.5
                                         ------------                   ------------

Operating (loss) profit. . . . . . . . .         (6.3)                          (7.8)
                                         ------------                   ------------

Interest (expense) . . . . . . . . . . .         (9.5)                          (1.4)
Interest income and other
  income (expense) . . . . . . . . . . .          3.1                            1.2

Income (loss) before taxes . . . . . . .        (12.7)                          (8.0)
 Income tax provision (credit) . . . . .          0.0                           (5.2)
                                         ------------                   ------------

Net income (loss). . . . . . . . . . . .       $(12.7)                         $(2.8)
                                         ------------                   ------------
                                         ------------                   ------------

Net loss per common share (B). . . . . .    $(127,000)
                                         ------------
                                         ------------

Weighted average shares of
   common stock outstanding (B). . . . .          100
                                         ------------
                                         ------------

(A) Due to the Acquisition and the related purchase accounting, the financial statements for the Company are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(B) Weighted average number of shares of common stock outstanding and net loss per common share for periods prior to October 15, 1996 have not been presented due to the ownership by Rockwell.

The Notes to the Financial Statements are an integral part of these Financial
                                    Statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        (IN MILLIONS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                            Consolidated         Combined Statements of Operations
                                        Statement of Operations        (Predecessor Company)
                                        -----------------------  --------------------------------------

                                          Eight and One-Half
                                             Months Ended        Fourteen Days Ended  Nine Months Ended
                                          June 30, 1997 (A)       October 14, 1996      June 30, 1996
                                        -----------------------  -------------------  -----------------
Net sales. . . . . . . . . . . . . . .           $365.4                $4.6                 $481.9
Cost of sales. . . . . . . . . . . . .            280.4                 7.6                  391.9
Amortization of inventory. . . . . . .             34.4                 0.0                    0.0
                                              ---------           ---------               ---------
  Gross profit . . . . . . . . . . . .             50.6                (3.0)                  90.0

Operating Expenses . . . . . . . . . .             68.3                 4.0                   94.4
                                              ---------           ---------               ---------
Operating (loss) profit. . . . . . . .            (17.7)               (7.0)                  (4.4)
                                              ---------           ---------               ---------

Interest (expense) . . . . . . . . . .            (26.6)               (0.2)                  (4.7)
Interest income and other
  income (expense) . . . . . . . . . .              3.5                 0.7                    11.4

Income (loss) before taxes . . . . . .            (40.8)               (6.5)                    2.3
 Income tax provision (credit) . . . .              1.1                (2.4)                    1.2
                                              ---------           ---------               ---------

Net income (loss). . . . . . . . . . .           $(41.9)              $(4.1)                   $1.1
                                              ---------           ---------               ---------
                                              ---------           ---------               ---------

Net loss per common share (B). . . . .        $(419,000)
                                              ---------
                                              ---------

Weighted average shares of
   common stock outstanding (B). . . .              100
                                              ---------
                                              ---------

(A) Due to the Acquisition and the related purchase accounting, the financial statements for the Company (period starting October 15, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(B) Weighted average number of shares of common stock outstanding and net loss per common share for periods prior to October 15, 1996 have not been presented due to the ownership by Rockwell.

  The Notes to the Financial Statements are an integral part of these Financial
                                    Statements

                            GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                   (UNAUDITED)

                                                                       Consolidated            Combined Statements of Cash Flows
                                                                   Statement of Cash Flows           (Predecessor Company)
                                                                   -----------------------  --------------------------------------

                                                                     Eight and One-Half
                                                                        Months Ended        Fourteen Days Ended  Nine Months Ended
                                                                     June 30, 1997 (A)       October 14, 1996      June 30, 1996
                                                                   -----------------------  -------------------  -----------------
OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . .          $(41.9)                 $(4.1)              $1.1
Adjustments to net (loss) income to arrive at net cash (used for) provided by operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . .            25.4                    0.9               20.7
 Amortization of debt costs. . . . . . . . . . . . . . . . . . . .             1.9                   --                 --
 Amortization of inventory step-up . . . . . . . . . . . . . . . .            34.4                   --                 --
 Changes in assets and liabilities:
        Accounts receivable, and inventories, net. . . . . . . . .           (58.9)                   3.5               21.7
        Customer notes receivable. . . . . . . . . . . . . . . . .            16.0                   16.3               17.1
        Accounts payable . . . . . . . . . . . . . . . . . . . . .             2.9                    0.4              (27.4)
        Advance payments from customers. . . . . . . . . . . . . .            48.1                    9.1              (34.4)
        Other assets and liabilities . . . . . . . . . . . . . . .           (16.6)                  (9.2)             (13.8)
                                                                         ---------              ---------          ---------
        Net cash (used for) provided by operating  activities. . .            11.3                   16.9              (15.0)
                                                                         ---------              ---------          ---------

INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .            (6.2)                  --                 (3.4)
Acquisition of Rockwell Graphic Systems. . . . . . . . . . . . . .          (601.1)                  --                 --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1.2)                  (0.6)               1.9
                                                                         ---------              ---------          ---------
  Net cash used for investing activities . . . . . . . . . . . . .          (608.5)                  (0.6)              (1.5)
                                                                         ---------              ---------          ---------

FINANCING ACTIVITIES:
Issuance of senior subordinated notes. . . . . . . . . . . . . . .           225.0                   --                 --
Sale of customer notes receivable. . . . . . . . . . . . . . . . .           137.1                   --                 --
Issuance of common stock . . . . . . . . . . . . . . . . . . . . .           162.1                   --                 --
Borrowings under term loan . . . . . . . . . . . . . . . . . . . .            75.0                   --                 --
Net borrowings under revolving credit facility . . . . . . . . . .            60.5                   --                 --
Repayment of foreign long-term debt. . . . . . . . . . . . . . . .            --                    (25.9)              (1.5)
Borrowings under foreign debt agreements . . . . . . . . . . . . .            --                     --                 46.0
Net cash transferred from (to) Rockwell. . . . . . . . . . . . . .            --                      11.7             (31.5)
                                                                         ---------              ---------          ---------
  Net cash provided by (used for) financing activities . . . . . .           659.7                   (14.2)             13.0
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . .            62.5                     2.1              (3.5)
Cash and cash equivalents at beginning of period . . . . . . . . .             6.6                     2.3               6.7
                                                                         ---------              ---------          ---------
Cash and cash equivalents at end of period . . . . . . . . . . . .           $69.1                    $4.4              $3.2
                                                                         ---------              ---------          ---------
                                                                         ---------              ---------          ---------


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

     Goss Graphic Systems, Inc. (the "Company") is a Delaware corporation organized by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit (the "Predecessor Company") of Rockwell. The Company is a manufacturer and supplier of web offset printing press systems for newspaper, commercial and insert printing. The Company's world headquarters is located in Westmont, Illinois, and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa and Reading, Pennsylvania and international operations in the United Kingdom, France, Germany and Japan. The Company also has a controlling interest in a joint venture in Shanghai, China.

     On October 14, 1996 the Company acquired Goss from Rockwell. The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly-owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of Goss. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.4 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc. ("Holdings"), which directly owns all of the capital stock of the Company, and approximately $28.0 million of
transaction and acquisition costs.    The Acquisition has been accounted for
under the purchase method of accounting. The purchase price is subject to a post closing adjustment based upon the computation of certain working capital amounts. Management anticipates that this adjustment will be finalized by year end.

     Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale (the "Management Placement") of common stock to certain members of the Company's management. Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and pay related fees and expenses came from:
$225.0 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006 (see Note 6); $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Goss to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders (see Note 6).

     The accompanying consolidated financial statements present the financial position of the Company at June 30, 1997 and the financial position of the Predecessor Company at September 30, 1996; the results of operations and cash flows for the Company from the Acquisition date, October 14, 1996 to the end of the

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


Company's third fiscal quarter, June 30, 1997 ("Eight and One-Half Months Ended June 30, 1997"), and for the Predecessor Company from October 1, 1996 to October 14, 1996 and the nine months ended June 30, 1996; and the results of operations for the Company for the quarter ended June 30, 1997 and for the Predecessor Company for the quarter ended June 30, 1996. The financial statements of the Predecessor Company have been prepared in accordance with generally accepted accounting principles utilizing the accounting practices and procedures of Goss and have been derived from the accounting records of Rockwell and its subsidiaries. The financial position and results of operations of the Company for the period ended June 30, 1997 include certain opening balance sheet adjustments related to the allocation of the purchase price to the assets acquired and liabilities assumed (see Note 3).

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

2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company and the Predecessor Company recognize revenue on a percentage-of-completion basis, utilizing the units-of-delivery method.
Units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. At June 30, 1997 and September 30, 1996 cumulative revenues were recorded for $61.4 million and $128.9 million, respectively, on presses
awaiting delivery to customers for which title had transferred.   Revenue
recognized during the quarter ended June 30, 1997 for presses awaiting delivery amounted to $25.3 million. Revenue on installation contracts is recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


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

     The preliminary allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

     PURCHASE PRICE
     Purchase price of common stock and assets         $573.4
     Commissions, fees and expenses                      28.0
                                                       ------
            Total Purchase Price                       $601.4
                                                       ------
                                                       ------

     PRELIMINARY ALLOCATION OF PURCHASE PRICE
     Total current assets, net of deferred taxes       $321.0
     Property and equipment                             178.1
     Customer notes                                     137.1
     Other long-term assets                              37.0
     Goodwill                                           300.1
     Liabilities assumed                               (371.9)
                                                       ------
             Total Purchase Price                      $601.4
                                                       ------
                                                       ------

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


     The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions, except per share data):

                                           Pro Forma
                           -----------------------------------------------
                            Nine Months                    Nine Months
                               Ended                          Ended
                           June 30, 1997                   June 30, 1996
                           -------------                   -------------
     Net sales                 $370.0                           $481.9
     Net loss                   (46.4)                           (36.5)
     Net loss per
          common share      $(464,000)                       $(365,000)


     Earnings before interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") is presented below to provide additional information related to the debt servicing ability of the Company and not as as alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles (in millions):

                         Eight and One-Half          Nine Months
                             Months Ended               Ended
                            June 30, 1997            June 30, 1996
                         ------------------          -------------
     EBITDA                    $42.4                     $24.8

4.  REORGANIZATION COSTS

     In connection with the Acquisition, the Company recorded reserves related to the costs to reorganize the Company's U.S. and international operations. The costs are primarily for severance payments for terminated employees and realignment and rearrangement of manufacturing operations. The following table summarizes the reserves for these costs at June 30, 1997 (in millions):

                                        Total
                                      --------
          Employee termination          $6.1
          Realign operations             4.8
                                      --------
                                       $10.9
                                      --------
                                      --------

     For the Eight and One-Half months period ended June 30, 1997 expenditures for reorganizaion activities were approximately $14.1 million.

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


5.  INVENTORIES

     Inventories are summarized as follows (in millions):

                             June 30,      September 30,
                              1997             1996
                             ------           ------
  Materials                   $70.4           $53.4
  Work in process              62.6            46.4
  Finished goods               34.6            24.8
  Long-term contracts          17.5            16.6
  Parts                        22.2            30.1
  Less allowance to reduce
    certain inventories to
    LIFO                        -             (22.5)
                             ------           ------
    Inventories, net         $207.3           $148.8
                             ------           ------
                             ------           ------

     Long-term contracts consist of inventoried costs of assembled parts relating to units of delivery contracts. Such inventoried costs include direct costs of manufacturing and allocable overhead costs which are not expected to be realized within one year. Inventoried costs under long-term contracts do not include any amounts subject to uncertainty as to their determination or realization.

6.  DEBT

     The Company has notes (the "Notes") issued under an Indenture, dated October 15, 1996 (the "Indenture"), between the Company and The Bank of New York, as Trustee (the "Trustee"). The Notes are unsecured senior subordinated obligations of the Company, limited to $225.0 million aggregate principal amount, and will mature on October 15, 2006. The Notes bear interest at 12% per annum, payable semi-annually in April and October. Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of the Company. The payment of the principal and interest on the Notes are subordinate in right to the prior payment in full of all Senior Debt (as defined in the Indenture) under the Bank Facilities (as defined below). The Indenture contains certain covenants, including limitations on debt, restricted payments and sales of certain assets.

     In connection with the Acquisition, the Company entered into borrowing agreements with Bankers Trust Company and certain other lenders (collectively, the "Lenders") providing for (i) five-year term loan facilities aggregating $75.0 million (the "Term Loan Facility"), and (ii) five-year revolving credit facilities aggregating $150.0 million inclusive of letters of credit to be issued thereunder (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Bank Facilities"). The funds from the Bank Facilities were lent directly to the Company, its wholly-owned corporation in Japan ("Goss Japan") and its wholly owned corporation in the United Kingdom ("Goss U.K.").

     The Term Loan Facility consists of a term loan in an original principal amount of $25.0 million made to the Company, a term loan in an original principal amount of $25.0 million made to Goss U.K. and a term loan in an original principal amount of $25.0 million made to Goss Japan. The Term Loan Facility has a final maturity date of five years after the date of the initial funding under the Bank Facilities. The Company is required to make prepayments on the Term Loan Facility and/or reduce the commitments under the Revolving Credit Facility under certain circumstances, including upon certain

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


asset sales and issuance of debt or equity securities. The Company is also required to make such prepayments and/or reductions in an amount equal to 75% of the Company's and its subsidiaries' consolidated excess cash flow for each fiscal year, payable within 90 days after the end of the applicable fiscal year. The Term Loan Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Company's leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Company's leverage ratio at such time). As of June 30, 1997, the Company's interest rate on the loans outstanding under the term loan facility was an average of 8.22%.

     The Revolving Credit Facility will mature September 30, 2001 and consists of a revolving credit facility in an original amount of up to $100.0 million made available to the Company, a revolving credit facility in an original amount of up to $100.0 million made available to Goss U.K., and a revolving credit facility in an original amount of up to $25.0 million made available to Goss Japan; the total of which may not, in the aggregate, exceed the U.S. dollar equivalent of $150.0 million, in each case under which revolving loans may be made, provided that in no event will the aggregate outstanding amount of such revolving loans used for working capital requirements and general corporate purposes exceed the U.S. dollar equivalent of $110.0 million at any one time, and under which letters of credit may be issued. The Revolving Credit Facility bears interest, at the Company's option, at the customary base rate plus 1.0%-1.5% (depending on the Goss' leverage ratio at such time) or at the customary reserve adjusted Euro-Dollar rate plus 2.0-2.5% (depending on the Company's leverage ratio at such time). As of June 30, 1997, the Company's interest rate on loans outstanding under the revolving credit agreement was 10.0%, and the available line of credit remaining was $78.3 million. The Company provides letters of credit to guarantee the performance under certain long-term contracts under the Revolving Credit Facility. Such letters of credit outstanding were $51.1 million as of June 30, 1997.

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

                           GOSS GRAPHIC SYSTEMS, INC.

                     NOTES TO THE FINANCIAL STATEMENTS


7.  INCOME TAXES

     For the Eight and One-Half months ended June 30, 1997, the Company reported a loss before taxes of $40.8 million. The Company has not recorded a U.S. tax benefit for these reported losses. This loss will be available to offset future taxable income. The Company was profitable outside the U.S. and non-U.S. income taxes have been provided on these profits.

8.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

     Goss has pending against it or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial (including press performance issues) and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not be material to Goss' financial position or liquidity beyond provisions already recorded, although it is possible that the resolution of such lawsuits, claims and proceedings could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

     Goss' Reading, Pennsylvania facility had been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of historical waste disposal practices. Recent data indicated that certain hazardous constituents in the groundwater had decreased over time, while data on other constituents was inconclusive. Goss submitted a proposal to the Pennsylvania Department of Environmental Resources to proceed with an amended remediation program using metal precipitation and biodegradation and conduct monitoring only at the site, pursuant to recent statutory authority to determine cleanup limits consistent with the results of a site-specific assessment. Management has been advised that, given the site location and aquifer use, the proposal is technically appropriate and may result in the termination of groundwater remediation at this site. Management believes that any liability with respect to either continuing groundwater remediation or conducting a site-specific risk assessment in order to complete such remediation will not be material to Goss' financial position, results of operation or liquidity beyond provisons already recorded.

9.  SUBSEQUENT EVENTS

     The Company entered into a first mortgage agreement on its Westmont, Illinois facility with LaSalle National Bank on July 25, 1997. The mortgage amount is $30.0 million with a final maturity date ten years after funding. The loan bears interest at 9.0% and is being amortized on a twenty year schedule with final payment in the tenth year. The proceeds were used to reduce the $75.0 million term loan facility with Bankers Trust Company and certain other lenders.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR
              The Three Months ended June 30, 1997 compared to the
                        Three Months ended June 30, 1996

RESULTS OF OPERATIONS

ORDERS AND BACKLOG

     New customer orders for the three months ended June 30, 1997 were $290.8 million as compared to $133.8 million for the three months ended June 30, 1996. Newspaper orders increased $160.8 million year over year with all geographic regions reporting an increase reflecting a stronger market. Commercial orders increased $3.7 million while insert orders in the Americas decreased $7.5 million due to market softness. Backlog as of June 30, 1997 was $694.5 million as compared to $388.7 million as of September 30, 1996.

NET SALES

     Net sales for the quarter were $124.9 million which is $13.9 million (or 10.0%) lower than the previous year's net sales of $138.8 million. This decrease is primarily attributable to lower sales in the European region of $15.2 million.

GROSS PROFIT

     Gross profit of $15.7 million for the quarter was lower than the previous year's quarter of $24.7 million. The decrease is primarily attributable to the amortization of the step-up in inventory which resulted from the purchase method of accounting. Excluding this amortization, gross profit for the quarter ended June 30, 1997 was $28.3 million or 22.7% of sales as compared to $24.7 million or 17.8% of sales for the previous quarter. Lower manufacturing costs are the primary reason for the improvement.

OPERATING EXPENSES

     The operating expenses for the quarter were $22.0 million which is 32.3% lower than the $32.5 million in expenses for the quarter ended June 30, 1996. This decrease of $10.5 million primarily reflects lower spending due to cost reductions partially offset by higher depreciation resulting from the asset step-ups related to the Acquisition.

OPERATING PROFIT

     The operating loss of $6.3 million for the quarter includes $13.7 million in amortization and depreciation charges for asset step-ups related to the Acquisition. Excluding these charges, operating profit for the quarter was $7.4 million. When compared to the quarter ended June 30, 1996, the operating profit improved by $15.2 million. This is primarily due to the improved gross profit and lower operating expenses.

NET INTEREST AND OTHER INCOME

     Interest expense and other income net to $6.4 million of expense for the quarter which is an increase of $6.2 million from the previous year's quarter. This is primarily due to Acquisition debt, deferred financing fees, and the sale of the customer note portfolio, which provided interest income in 1996.

TAXES

     For the quarter ended June 30, 1997 the Company reported a net loss before taxes of $12.7 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income.

     During the quarter ended June 30, 1996 the Predecessor Company was included in Rockwell's U.S. and foreign consolidated groups with other Rockwell companies. A tax credit of $5.2 million was recorded on the $8.0 million loss for the quarter.

NET INCOME

     A net loss of $12.7 million for the quarter compares to a net loss of $2.8 million for the same period last year. This is primarily attributable to $23.4 million for the amortization of certain purchase accounting asset step-ups, deferred financing fees, interest expense associated with the Acquisition debt and interest income in 1996 due to the customer note portfolio sold in conjunction with the Acquisition.

                    EIGHT AND ONE-HALF MONTHS ENDED JUNE 30, 1997
                           COMPARED TO THE NINE MONTHS
                                ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

ORDERS AND BACKLOG

     New customer orders for the eight and one-half months ended June 30, 1997 were $664.0 million as compared to $455.7 million for the nine months ended June 30, 1996. Newspaper orders increased $207.3 million reflecting a stronger market. Commercial orders increased $19.7 million while insert orders decreased $18.7 million due to market softness. Backlog as of June 30, 1997 was $694.5 million as compared to $388.7 million as of September 30, 1996.

NET SALES

     Net sales for the eight and one-half months period were $365.4 million which is $116.5 million (or 24.2%) lower than the previous year's net sales of $481.9 million. The lower sales are primarliy attributable to higher 1996 newspaper shipments of approximately $73.0 million to customers primarily in the Asia-Pacific region, lower insert sales in the Americas and the shortened period.

GROSS PROFIT

     Gross profit of $50.6 million for the current period was $39.4 million lower than the previous year's period of $90.0 million. The decrease is attributable to the amortization of the step-up in inventory which resulted from the purchase method of accounting and lower sales. Excluding this amortizaton, gross profit for the eight and one-half months ended June 30, 1997 was 23.3% of sales, an improvement of 4.6 percentage points when compared to the same period of the previous year. Lower manufacturing costs (including reduced warranty expenses) was the primary reason for this improvement.

OPERATING EXPENSES

     Operating expenses for the eight and one-half month period ended June 30, 1997 of $68.3 million were $26.1 million or 27.6% lower than the $94.4 million in expenses for the nine month period of 1996. The decrease primarily reflects lower spending due to cost reductions, one-time restructuring charges in 1996 and the shortened period partially offset by higher goodwill amortization and depreciation expenses resulting from the Acquistion.

OPERATING PROFIT

     The operating loss of $17.7 million for the eight and one-half month period ended June 30, 1997 includes $37.8 million in amortization and depreciation charges for asset step-ups related to the Acquisition. Excluding these charges, operating profit for the eight and one-half month period ended June 30, 1997 was $20.1 million. When compared to the nine months ended June 30, 1996, the operating profit improved by $24.5 million. This is primarily due to improved gross margins (lower manufacturing costs) and lower operating expenses.

NET INTEREST AND OTHER EXPENSE

     Interest and other income net to $23.1 million of expense which is an increase of $29.8 million from the previous year's nine months results. This is primarily due to Acquisition debt, deferred financing fees, and the sale of the customer note portfolio, which provided interest income in 1996.

TAXES

     For the eight and one-half month period ended June 30, 1997 the Company reported a net loss before taxes of $40.8 million. The Company has not recorded a U.S. tax benefit for this loss. This loss will be available to offset future taxable income. The Company was profitable outside the U.S. and non- U.S. income taxes have been provided for on these profits.

     During the nine month period ended June 30, 1996 the Predecessor Company was included in Rockwell's U.S. and foreign consolidated groups with other Rockwell companies. A tax expense of $1.2 million was recorded on the $2.3 million profit for the nine month period.

NET INCOME

     A net loss of $41.9 million for the eight and one-half month period ended June 30, 1997 compares to a net profit of $1.1 million for the nine month period ended June 30, 1996. This is primarily attributable to $64.6 million for amortization of certain purchase accounting asset step-ups, deferred financing fees, and the interest expense associated with the Acquisition debt and $6.7 million of net interest income in 1996 from the customer note portfolio sold in conjunction with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $11.3 million for the eight and one-half month period ended June 30, 1997. The net cash used by operations for the nine months ended June 30, 1996 was $15.0 million. This positive cash flow and resulting cash and cash equivalents of $69.1 million in

1997 were primarily due to higher advance payments from customers on improved orders and improved accounts payable. This improved cash flow was partially offset by higher accounts receivable and inventories balances.

     The working capital for the eight and one-half months ended June 30, 1997 was a negative $64.8 million, as compared to a positive $71.0 million on September 30, 1996. This change is attributable to lower accounts receivable of $87.3 million, lower tax assets and certain liabilities recorded in conjunction with the Acquisition.

     Net property and equipment of $174.7 million increased $34.3 million over the September 30, 1996 position. The change was primarily due to the $38.0 million asset valuation write-ups in conjunction with the Acquisition.

     The long-term portion of customer notes receivable was zero at June 30, 1997 as compared to a September 30, 1996 balance of $154.9 million. Long-term notes receivable were sold at the time of the Acquisition to provide funding for the purchase.

     Accrued liabilities increased $19.9 million from September 30, 1996 to $111.6 million at June 30, 1997, and other current liabilities increased $30.5 million from September 30, 1996 to $55.7 million for the period ended June 30, 1997. These liabilities included certain transaction costs, reorganization costs, and certain liabilites that had been previously recorded at Rockwell which are now reflected on the Company's Balance Sheet.

     To finance the purchase from Rockwell, the Company secured $75.0 million in senior term loans (short-term portion is $11.3 million) and issued $225.0 million of 12% unsecured senior subordinated notes maturing on October 15, 2006. This debt did not exist on September 30, 1996.

     Rockwell's net investment of approximately $483.5 million was eliminated as a result of the Acquisition.

     Paid in capital of $162.1 million is a new item compared to the September 30, 1996 balance sheet. $114.6 million was contributed to the Company by Holdings to effect the Acquisition of Goss from Rockwell.
Holdings represents the newly formed Delaware corporation organized by Stonington Partners, Inc., on behalf of Stonington Capital Appreciation 1994 Fund, L.P. and represents 1,165,000 shares of common stock. Pay-in-kind perpetual preferred stock of Holdings valued at $47.5 million (47,500 shares) was issued to Rockwell at a $1,000.00 liquidation preference per share and has been recorded on the Company's financial statements as additional paid-in capital.

     As of June 30, 1997 the Company had $78.3 million of available credit under its $150.0 million revolving credit facility. In addition to short-term borrowings of $60.5 million, the Company had Letters of Credit outstanding of $51.1 million ($49.3 million related to long-term contracts) and negative working capital of $64.8 million. The negative working capital reflects certain liabilities associated with the Acquisition as well as lower accounts receivable and tax assets. The Company believes these credit facilities, along with cash generated from operations, will be sufficient to meet its needs for working capital and capital expenditures.

     Adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") as defined in the Bank Facilities for the eight and one-half months months ended June 30, 1997 was $42.4 million. Adjusted EBITDA is presented to provide additional information related to the debt servicing ability of the Company, not as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes) depends on future performance and financial results, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the Bank Facilities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal, and interest on, its senior debt, and interest on the Notes.

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 3.1 Certificate on Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

          Exhibit 3.2 Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

          Exhibit 10.1   $30 Million Mortgage and Related Note

          Exhibits 27.1  Financial Data Schedule for the eight and one-half months ended June 30, 1997 filed herewith

     (b)  No reports were filed on Form 8-K for the quarter ended June 30, 1997

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOSS GRAPHIC SYSTEMS, INC.


Date: August 12, 1997                  By: /s/ WILLIAM G. FERKO
                                           -------------------------------

                                           William G. Ferko
                                           Vice President &
                                                   Chief Financial Officer

                           GOSS GRAPHIC SYSTEMS, INC.

                                    FORM 10-Q

                                  Exhibit Index

                       For the Quarter Ended June 30, 1997



Exhibit
Number    Exhibit
------    -------

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

3.2 Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-08421))

10.1      $30 Million Mortgage and Related Note

27.1 Financial Data Schedule for the eight and one-half months ended June 30, 1997, filed herewith