Form 10-K
period 1997-09-30
GOSS GRAPHIC SYSTEMS INC
filed 1998-01-08
CIK 1018214

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ____________________


                                   FORM 10-K

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OF

                          GOSS GRAPHIC SYSTEMS, INC.

                            a Delaware Corporation
                  IRS Employer Identification No. 25-1200273
                           SEC File Number 333-08421

                               700 OAKMONT LANE
                         WESTMONT, ILLINOIS 60559-5546
                                (630) 850-5600

     Goss does not have any securities registered pursuant to Section 12(b) and 12(g) of the Act.

     Goss (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Goss is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

     Goss had 100 shares of Common Stock outstanding at December 1, 1997, all of which were held by an affiliate.


===============================================================================

                           GOSS GRAPHIC SYSTEMS, INC.

                                    PART I

ITEM 1.  BUSINESS

Goss Graphic Systems, Inc., "Goss" or the "Company," is the leading producer of newspaper and insert printing press systems and a major producer of commercial printing press systems. Established in Chicago in 1885, Goss was acquired by GGS Holdings, Inc. on October 15, 1996 through the acquisition of Rockwell Graphic Systems, Inc. from Rockwell International Corporation.

Goss's 1997 fiscal year ended September 30, 1997. The 1997 fiscal-year data referred to in this Item does not include the fourteen day "stub period" period from October 1, 1996 through October 14, 1996 which preceded the acquisition.

PRODUCTS AND SERVICES

WEB OFFSET PRESS SYSTEMS

All of the printing press systems manufactured by Goss use web offset technology. In "offset" printing, the text and images of a publication are photographically or electronically transferred onto flexible metal printing plates. The plates are wrapped around "plate cylinders" in a press unit. As a plate cylinder rotates, it is first coated with a water-base solution and then with an oil-based ink. Since the ink is oil based, it adheres only to the areas on the plate that are not covered with water (I.E., the text or image.) The ink on the plate then is transferred in a mirror-image to a second cylinder, a "blanket cylinder," which rotates to come into contact with the paper where the ink is transferred again, reversing from a mirror-image back to a normal image.

In the "web" printing process, the paper is fed continuously through the press from a large paper roll in a long ribbon that forms a complex web of paper. This contrasts with sheet-fed printing in which individual sheets of paper are fed through the press and printed one-by-one. Web printing is substantially faster than sheet-fed printing, and, for larger print runs, more economical.

Printing press systems vary substantially in design and size. Typically, a large newspaper press system consists of multiple press units fed by separate paper rolls with the resulting webs being merged together, folded and cut. For multiple-color printing, the individual press units frequently are arranged into horizontal units or stacked in vertical "towers" several floors high with one unit for each of the basic colors. Press units vary in width and the number of plates contained on the plate cylinders, which facilitates printing in different formats. Commercial presses differ in that the webs run horizontally through the units and frequently there is additional auxiliary equipment, such as dryers and chilling units, designed specifically to meet commercial printing needs such as printing on high-gloss paper.

Large newspaper press systems typically range in price from $6 million to $100 million, while commercial press systems typically range between $4 million and $12 million and small newspaper and insert press systems typically range between $1 million and $8 million.

In addition to the press units manufactured by Goss, press systems include ancillary equipment such as electronic controls; reel stands which feed, splice and control paper tension; register and cut-off control devices; dampening systems; noise and dust control devices; and ink control devices. Each ancillary device is available from a number of suppliers, none of which Goss is solely dependent upon. Currently, the Company is pursuing an initiative to standardize the ancillary equipment on each of its major press systems (E.G., Newsliner, Universal). In connection with the initiative, Goss is entering into long-term partnerships with certain suppliers. The Company believes that this standardization initiative is of benefit to it, its customers and suppliers alike.

INDUSTRY SEGMENT

Goss's products fall into three broad categories:

                    - newspaper press systems for publishers of national, regional and local news;

                    - commercial press systems for printers of brochures and promotional materials, catalogues, magazines, books, financial publications and directories; and

                    - insert press systems for printers of advertising inserts, including Sunday newspaper inserts and direct mail/point-of-purchase inserts.

Goss also provides parts and service support for the equipment that it sells.

NEWSPAPER PRESS SYSTEMS

Goss's core business, in which it has been engaged for 113 years, is the production of newspaper press systems. Goss produces "large newspaper" press systems, which use 50" and wider paper for large national and metropolitan newspapers, and "small newspaper" press systems, which use 36" wide paper for smaller regional and local newspapers. All are sold under the "Goss" trade name. Goss custom designs and engineers each newspaper press system to meet the specific printing requirements and physical space limitations of its customers.

Sales of new equipment to large newspaper customers, together with additions and modifications to existing equipment, accounted for approximately 52% of Goss's fiscal 1997 sales. Sales to and additions and modifications for small newspaper customers accounted for approximately 21% of Goss's fiscal 1997 sales. Goss's principal products in this area are its Newsliner (for large newspapers) and Universal (for small newspapers) models.

COMMERCIAL PRESS SYSTEMS

Sales from Goss's commercial press business represented approximately 8% of its fiscal 1997 sales. Goss's principal products in this area are its M16, G18 and G25 and special applications of its Universal product line. Until the acquisition, Goss sold commercial press systems under the "Baker-Perkins" and "Hantscho" trade names. Goss now is selling them under the "Goss" trade name.

INSERT PRESS SYSTEMS

Sales from Goss's insert press business represented approximately 6% of Goss's fiscal 1997 sales. Goss's principal products in this area are its Magnum and C700 models. These systems also are marketed exclusively under the "Goss" trade name and are sold principally to customers in North America.

AFTERMARKET PARTS AND CUSTOMER SERVICE

Goss provides aftermarket parts and customer service in connection with the equipment that it has sold. Sales of aftermarket parts and equipment were approximately 13% of Goss's fiscal 1997 sales. Although some non-consumable parts are manufactured to customer order, as of September 30, 1997 Goss had parts in inventory of approximately $26.9 million. Service and technical support include site preparation and inspection, equipment installation, preventative and corrective maintenance, press line extensions and color capability upgrades. Service and technical support is provided by Goss's staff of approximately 275 field service engineers and additional field services engineers who work for Goss's international agents. (Elsewhere in this Report the financial results of Goss's aftermarket parts and customer service operations are reported as part of the product lines to which they are attendant.)

PRODUCT DEMAND, MARKETING AND COMPETITION

Goss's success is dependent upon the demand for its products in the heavily competitive market in which it operates.

DEMAND CHARACTERISTICS

Given the significant cost of presses, both industry and Goss's sales can vary substantially depending upon the timing of large press purchases. This phenomenon is exacerbated by the long useful life of newspaper presses -- typically twenty-five years -- and the deferability of press replacement. During periods of economic growth, higher advertising expenditures lead to an increase in page count demand and the profitability of publishers, thus encouraging demand for printing presses generally to increase. Conversely, during periods of economic recession, demand for press capacity generally decreases. Over the longer term, Goss believes that continued demand for newspaper presses will be driven by a number of factors, including:

          - ECONOMIC GROWTH OF DEVELOPING COUNTRIES. Strong economic growth typically results in higher personal incomes and increased advertising expenditures. These factors, together with higher literacy rates, newspaper circulation, color content and page counts, drive demand for additional press capacity.

          - FINANCIAL MARKETS. Press demand can be impacted significantly by interest rates and currency fluctuations. In periods of high interest rates or low currency values for the purchaser's country, purchases can be deferred.

          - INNOVATION. Press demand historically has increased in response to press innovations before returning to more normalized levels of demand. A newspaper's ability to enhance quality, add color and increase productivity while reducing paper waste and staffing are important considerations as it evaluates whether and when to add press equipment or replace an old press. Accordingly, the aggregate demand for printing presses as well as the demand for a particular manufacturer's products is driven in part by the development of new products which achieve market acceptance and provide tangible return on investment.

          - REPLACEMENT. Although press life can be extended through refurbishing, enhancements and proper maintenance, older presses result in declining productivity and quality, in each case relative to that offered by new presses, ultimately requiring that, over time, they be replaced.

INSTALLED BASE

Goss estimates that over one-half of all daily newspapers worldwide print on Goss presses. Goss is one of only six major global suppliers of web offset newspaper press systems and is the only supplier to have manufacturing, engineering and sales operations in North America, Europe and Asia.

Goss's installed base of presses provides it with both service and parts opportunities as well as an advantageous relationship with printers in connection with the sale of new equipment.

SALES FORCE

Goss maintains a direct sales force of approximately 70 individuals and an extensive network of 50 local agents covering 94 countries. A sale to a prospective customer can take several years from the initial planning phase to the final sale. As a consequence, Goss's sale process requires consistent long-term customer contact and service.

INTERNATIONAL OPERATIONS

During fiscal year 1997, approximately 44% of Goss's revenue was generated from sales by international operations. International sales and operating profit for prior years and identifiable assets attributable to foreign geographic territories are more fully reported in note 18 to Goss's 1997 financial statements contained in Part II.

BACKLOG

As of September 30, 1997, the total contract price of the backlog of customer commitments for presses was $606.1 million, a 56% increase in the backlog from September 30, 1996. Approximately 87% of this backlog is scheduled for delivery during fiscal 1998. As of September 30, 1996 the total contract price of the backlog of customer commitments for presses was approximately $388.7 million.

COMPETITION

The global newspaper printing press, insert printing press and commercial printing press industries are heavily competitive in most product categories and geographic regions. While competition is in part based on product features, technological capabilities, quality, reliability and ability to meet the specialized needs of customers, many purchasers utilize a multi-round, price-focused bidding process that can result in a significantly competitive impact on pricing and gross profit margins.

Goss's primary competitors for sales of large newspaper press systems are MAN Roland AG and Koenig & Bauer-Albert AG of Germany. Other suppliers are
Wifag AG of Switzerland, Mitsubishi Heavy Industries Ltd. and Tokyo Kikai Seisakusho, Ltd. of Japan. Competing major suppliers of small newspaper press systems are MAN Roland and KBA. The major supplier of commercial presses in the U.S. is Heidelberg Web, a subsidiary of Heidelberger Druckmaschinen AG of Germany. Other competitors include MAN Roland and Mitsubishi. Goss's only significant competitor for insert printing press systems is Heidelberg Web.

Over the past several years, certain foreign suppliers of large newspaper printing presses have sought to increase their U.S. sales by offering aggressive pricing and terms. As a result of pricing actions by Goss's foreign competitors, on June 30, 1995, Goss filed an anti-dumping duty petition with the U.S. Commerce Department and the International Trade Commission alleging that competitors from Japan and Germany were selling large newspaper printing presses and components in the U.S. at less than fair value and were materially injuring a U.S. industry. As a result of Goss's petition, the Commerce Department and the ITC initiated anti-dumping investigations.

On July 16, 1996, the U.S. Commerce Department issued final determinations that imports from Japan and Germany had been sold at less than fair value. On August 21, 1996, the ITC also determined that imports from Japan and Germany caused material injury or the threat of material injury to the U.S. industry. Based on these determinations, the U.S. Customs Service was directed to require cash deposits of anti-dumping duties with respect to such imports at rates that range from 30% to 62% AD VALOREM. The anti-dumping order is under appeal and assessment of duties could be increased, reduced, or terminated through appellate review, annual administrative reviews, or both. Mitsubishi Heavy Industries Ltd. has requested an administrative review. The extent to which anti-dumping duties will benefit Goss's competitive position in the U.S. market, if at all, cannot be projected with assurance.

SIGNIFICANT SUPPLIERS AND CUSTOMERS

Raw materials and ancillary equipment utilized in Goss's press systems are available from a number of suppliers, none of which Goss is dependent upon.

The newspaper, commercial and insert printing businesses are substantially fragmented, and Goss is not dependent upon any one printer, or a related group of printers, for a material portion of its revenue.

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

Goss has an active research and development program and spent approximately $16.7 million, $22.2 million and $15.8 million on research and development in fiscal 1997, 1996 and 1995, respectively. Goss expects to continue to conduct research and development at a similar level in fiscal 1998. Goss views its continuation of significant research and development activities as critical to its long-term competitiveness.

Recently Goss introduced its Advanced Digital Offset Printing Technologies concept press, "ADOPT-Registered Trademark-," which incorporates five break-through technologies: (1) a digitally imaged lithographic cylinder surface that is erasable and reusable, (2) single fluid lithography which requires no dampener, (3) variable cut-off, (4) shaftless and gearless drive, and (5) completely gapless cylinders. The result of a long-term research and development effort, Goss believes that the ADOPT press technologies will be ready for market at the turn of the century.

Although patents and trademarks are critical to Goss's competitive role in its industry, no single or related group of patents or trademarks is material to Goss. Goss-Registered Trademark-, Newsliner-Registered Trademark-, Universal-Registered Trademark-, Community-Registered Trademark-, Metroliner-Registered Trademark- and Urbanite-Registered Trademark- are registered trademarks belonging to Goss. Trademark applications are pending for "G18," "G25" and "C700".

EMPLOYEES

As of September 30, 1997 Goss's employees consisted of:


     SALARIED                                          NUMBER OF
                                                       EMPLOYEES

     Executive Management                                    17
     Operations                                             475
     Sales, Marketing and Customer Service                  378

     Engineering:
         Design and Product Engineering                     272
         Research and Development                            65
         Support                                             27

     Finance and Information Systems                        153
     Human Resources and Other                               88
                                                          -----
          Total Salaried                                  1,475
     HOURLY                                               1,738
                                                          -----
     TOTAL                                                3,213*
                                                          -----
                                                          -----


Substantially all of Goss's hourly employees are represented by various national, local or trade unions and are covered by collective bargaining agreements.
___________________
*    Includes 827 employees in Goss's China joint venture.

OTHER INFORMATION

Goss was incorporated in Delaware in 1969 and is the successor to Goss Printing Company, which was formed in 1885, Miehle Printing Press and Manufacturing Company, which was formed in 1890, and the Dexter Company, which was formed in 1880. Goss, Miehle and Dexter combined in 1957 and were acquired by Rockwell in 1969.

Goss's executive offices are located at 700 Oakmont Lane, Westmont, Illinois 60559-5546. Its telephone number is (630) 850-5600.

Goss files reports and other information with the Securities & Exchange Commission pursuant to the Securities Exchange Act of 1934. These materials are available on the SEC's web site at http:\\www.sec.gov. Copies of the materials will be provided upon the request of any security holder addressed to the Secretary of Goss.

ITEM 2.   PROPERTIES

As of September 30, 1997, Goss's principal properties consisted of:



                                                                               SQUARE    PERCENT
FACILITY LOCATION              STATUS          FUNCTION                         FEET     UTILIZED*
-----------------              ------          --------                        -------   ---------
Reading, Pennsylvania          Owned     Assembly, engineering                 458,628      75%
Cedar Rapids, Iowa             Owned     Machining, assembly, engineering      346,200     100%
Preston, England               Owned     Administration, machining,            300,000     100%
                                         assembly, engineering, warehousing
Westmont, Illinois             Owned     Headquarters, sales, engineering      280,674      89%
Nantes, France                 Owned     Assembly, engineering, warehousing    263,300     100%
Cicero, Illinois               Leased    Staging, assembly, warehousing         79,556     100%
Sayama, Japan                  Owned     Assembly, engineering, warehousing     75,280     100%
Westmont, Illinois             Leased    Parts warehouse                        33,350     100%
Frankfurt, Germany             Leased    Parts warehouse                        10,000     100%
Tokyo, Japan                   Leased    Administration, sales                  10,000     100%
Shanghai, China                Owned     Machining, assembly,                  500,000     100%
                                         engineering, warehousing

_________________
*    Percent utilized assumed facility is operating one shift only.

Goss's Westmont facility secures a $30.0 million mortgage held by LaSalle National Bank. This mortgage matures in 2007, bears interest at 8.66% per annum and is being amortized on a 20-year schedule. The Sayama, Japan facility secures $24.9 million in mortgages held by Industrial Bank of Japan and Sanwa Bank, which mortgages mature in 2007, bear interest at 3.25% per annum and are being amortized over their term.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment sold by Goss, disputes with customers over the performance and completion of equipment installation, and workers' compensation claims by Goss's employees.

PRODUCT LIABILITY

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even through the equipment may be decades old. Goss maintains insurance for product liability claims with a $250,000 per occurrence deductible.

EQUIPMENT PERFORMANCE AND INSTALLATION

Printing equipment is complex and expensive, and when disputes arise regarding the performance and completion of installation of equipment, it is not uncommon for those disputes to involve significant amounts. In some instances, those disputes result in litigation. One specific dispute is described below.

     DAILY NEWS, L.P. V. ROCKWELL INTERNATIONAL CORPORATION AND GOSS GRAPHIC SYSTEMS, INC., NO. 603689/97, SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK. July 17, 1997 Daily News, L.P. filed suit against Goss seeking compensatory and punitive damages in connection with the purchase by Daily News of a Newsliner press system pursuant to a purchase agreement dated March 21, 1994. Goss has been fully paid under the contract; has worked with Daily News to address all operational concerns since start up; and continues fully to support Daily News. Daily News has not claimed a breach of the contract's remedy provision, but asserts extra-contractual theories of recovery including fraud, negligent misrepresentation, bad-faith performance and breach of an implied covenant of good faith and fair dealing. Goss has filed a motion to dismiss the suit on the basis that Daily News has failed to state a claim upon which relief can be granted as a matter of law. Goss believes the suit is spurious and meritless and is vigorously defending the matter.

ENVIRONMENTAL CONTINGENCIES

Goss has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at six off-site disposal facilities or so-called "Superfund Sites." Goss's share of the responsibility for these Superfund Sites generally is minor, and although current law imposes joint and several liability on any party deemed
                                       -9-
to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to Goss.

Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. Goss currently is performing remediation and testing at the site pursuant to a remediation proposal approved by the Commonwealth. If that testing is favorable, Goss will have fulfilled its obligations and no further remediation should be required.

Rockwell has agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1,000,000.

GENERAL

Goss maintains reserves for accrued liabilities that are its present estimates of the total costs to resolve the contingencies described above. However, it is impossible to determine the outcome of contingencies of these types in advance, and there can be no assurances that a court will not enter a substantial award against Goss for one or more of the contingencies of these types.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Goss did not submit any matters to its shareholder for a vote during its fourth fiscal quarter.


                                  PART II

ITEM 5.  MARKET FOR GOSS'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Goss's common stock is held by GGS Holding, Inc., which was formed by Stonington Partners, Inc. for the purpose of acquiring Goss from Rockwell International Corporation. Accordingly, there is no trading market for Goss's common stock.

Since the acquisition, Goss has not paid any cash dividends nor does it expect to pay any in the foreseeable future. In addition, Goss's credit arrangements impose substantial restrictions on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from Goss's accounting records for fiscal 1997 and from the accounting records of Rockwell Graphic Systems, Inc., as owned and managed by Rockwell International Corporation, for the four prior fiscal years. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, the data presented for 1997 may not be comparable to data of prior years. Readers are urged to consider this data in conjunction with the audited financial statements and related footnotes contained in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.


                                            CONSOLIDATED     COMBINED
                                               DATA            DATA
                                            FOR THE YEAR   FOR THE PERIOD                      COMBINED DATA FOR THE
                                               ENDED           ENDED                         YEARS ENDED SEPTEMBER 30,
                                            SEPTEMBER 30,    OCTOBER 14                        (PREDECESSOR COMPANY)
                                            ---------------------------       ---------------------------------------------------
                                                 1997           1996           1996           1995           1994           1993
                                                ------          -----         ------         ------         ------         ------
STATEMENT OF OPERATIONS DATA:
Business line net sales (a)
        Newspaper                               $529.3           $3.1         $586.8         $547.2         $485.8         $463.7
        Commercial                                62.8            0.3           58.2          103.4          101.7           92.7
        Insert                                    40.7            1.2           53.2           58.7           60.7           70.6
                                                ------          -----         ------         ------         ------         ------
            Total net sales                      632.8            4.6          698.2          709.3          648.2          627.0
Business line operating income (loss) (b)
        Newspaper                                 46.4           (2.7)          25.2           71.2           44.5           32.8
        Commercial                                (1.4)          (6.2)         (38.6)         (13.7)         (17.0)         (34.8)
        Insert                                     3.2           (0.5)           3.8            5.0            5.5            5.9
                                                ------          -----         ------         ------         ------         ------
            Total business line
             operating income (loss)              48.2           (9.4)          (9.6)          62.5           33.0            3.9
Rockwell common expense allocation (c)             0.0           (0.1)          (8.5)          (8.3)          (6.8)          (7.5)
Patent litigation (d)                              0.0            0.0           (1.0)          (3.0)           0.0            0.0
Restructuring charges (e)                          0.0            0.0           (3.9)           0.0            0.0           (5.4)
Customer notes operating
     and bad debt expense (f)                      0.0           (0.1)          (4.0)          (5.1)         (19.6)         (10.0)
Amortization of inventory step-up (g)            (46.7)           0.0            0.0            0.0            0.0            0.0
                                                ------          -----         ------         ------         ------         ------
Operating profit (loss)                            1.5           (9.6)         (27.0)          46.1            6.6          (19.0)
Other income (expense), net                        1.0            0.0           (3.5)           1.9           (2.1)           0.8
Income (loss) before interest, income
  taxes, cumulative effect of an accounting
  change and extraordinary item                    2.5           (9.6)         (30.5)          48.0            4.5          (18.2)
Interest income (expense), net                   (38.7)          (0.2)          (6.0)           0.0           (3.4)          (8.7)
Customer notes interest income, net                0.0            0.7           17.1           12.4           13.6           19.6
                                                ------          -----         ------         ------         ------         ------
Income (loss) before income taxes,
  cumulative effect of an accounting change
  and extraordinary item                         (36.2)          (9.1)         (19.4)          60.4           14.7           (7.3)

Income tax (provision) credit                     (0.5)           3.4            3.7          (24.2)          (5.3)           1.8
Extraordinary loss on early
  extinguishment of debt                          (5.2)           0.0            0.0            0.0            0.0            0.0
Cumulative effect of an accounting change          0.0            0.0            0.0            0.0            0.0           (4.6)
                                                ------          -----         ------         ------         ------         ------
Net income (loss)                               $(41.9)         $(5.7)        $(15.7)         $36.2           $9.4         $(10.1)
                                                ------          -----         ------         ------         ------         ------
                                                ------          -----         ------         ------         ------         ------
OTHER DATA:
Backlog (at period end)                         $606.1                        $388.7         $480.7         $537.7         $549.8
Depreciation and amortization                     78.5           27.2           27.2           29.7           29.3           30.4
Other non cash items                               0.3            0.0            0.0            0.0            0.0            0.0
EBITDA  (h)                                       80.3           (5.0)          57.4           83.9           55.5           26.8
Net cash provided by (used for)
  operating activities                            17.6           17.0           71.5          157.5           71.3          (61.2)
Net cash used for investing activities          (616.4)          (0.6)         (14.7)          (9.4)         (25.7)         (10.4)
Net cash provided by (used) for
  financing activities                           648.4          (14.3)         (61.2)        (155.5)         (37.2)          66.2
Capital expenditures                              11.0            0.0            5.9           11.5           11.6           12.5
Balance sheet data (at period end):
Total assets                                     906.8                         816.0          947.0          950.9        1,007.7
Total debt                                       351.4                          39.2            2.6            4.1           12.5
Net equity                                       117.3                          n/a            n/a            n/a            n/a
Rockwell's net investment in
   Rockwell Graphic Systems                       n/a                         $457.1         $543.1         $628.7         $627.3






(a) Net sales and operating income for the years 1993 to 1996 have been restated by business line to conform with the presentation used in 1997.

(b) Business line operating income for 1996 includes a $33.4 million charge for a change in accounting estimate with respect to certain product and contract performance accruals relating to years prior to fiscal 1996.

(c) Rockwell common expense allocation represents expenses charged by Rockwell on a percentage of sales basis for administrative and management services such as corporate oversight, cash management, treasury, legal, patent, tax, insurance, general management and administration, corporate accounting and communication services.

(d) Patent litigation represents expenses related to an alleged patent infringement, the liability for which was retained by Rockwell. See note 18 to the 1996 audited combined financial statements.

(e) The restructuring charge recorded in 1996 represents reserves associated primarily with severance payments for terminated employees and the closure of certain redundant facilities. The restructuring charges recorded in 1993 were associated with the closing of a major manufacturing facility in the United Kingdom and the associated relocation of product lines and consolidation of manufacturing operations at several locations.

(f) Customer notes operating expenses and bad debt expenses represent expenses associated with Goss's portfolio of customer notes which was sold in conjunction with the acquisition.

(g) Amortization of inventory step-up resulting from the utilization of the purchase method of accounting as part of the acquisition. The inventory step-up was fully amortized at September 30, 1997.

(h) EBITDA represents business line operating income less Rockwell common expense allocation and amortization of inventory step-up plus depreciation and amortization and other non-cash items.
     EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to operating income as determined in accordance with GAAP, as an indicator of Goss's operating performance or as an alternative to net cash provided by (used for) operating activities as determined in accordance with GAAP. In 1996, EBITDA excludes $48.3 million of charges relating to certain product and performance accruals which the company considers to be of a non-recurring nature, of which $33.4 million relates to changes in estimates for product and contract performance issues for sales recorded, or, in the case of contract performance issues, for orders taken, prior to October 1, 1995.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goss's 1997 fiscal year ended September 30, 1997. The 1997 fiscal year data does not include the fourteen-day period from October 1, 1996 through October 14, 1996. This brief "stub period" preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1997 and fiscal 1996 involve comparisons of an eleven and one-half month fiscal year to a twelve-month fiscal year. In addition, fiscal 1996 information relates to the business of Rockwell Graphic Systems, Inc. as owned and managed by Rockwell International Corporation. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, comparisons of fiscal 1997 with fiscal 1996 may not provide a fully accurate view of Goss's current business or future prospects.

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report as they read the discussion below.

RESULTS OF OPERATIONS -- FISCAL 1997 AND FISCAL 1996

NET SALES

Goss's net sales for fiscal 1997 decreased by 9.4% to $632.8 million due primarily to a lower order backlog at the end of fiscal 1996 which resulted in lower deliveries in fiscal 1997. The changes in net sales, including equipment and parts, by product line were:

             - Sales of large newspaper presses decreased by 13.5% to $369.2 million. Sales in the web offset printing press business regularly fluctuate due to the timing of large orders, as was the case in fiscal 1996 which included a major sale to a Pacific Rim customer. Also contributing to the decrease during fiscal 1997 was a $13.0 million reduction in sales in Japan resulting from the adverse effect of currency translations due to the weakening of the Yen versus the U.S. dollar.

             - Sales of small newspaper presses generally were unchanged at $160.1 million. This result includes a lower level of sales in the U.S. and Europe offset by the inclusion in sales of approximately $16.2 million by Goss's China joint venture. This venture previously was reported as an equity investment but now is consolidated for financial reporting purposes.

             - Sales of commercial presses increased by 7.9% to $62.8 million. Goss attributes this increase to quality improvements in its commercial line of equipment and a resulting improvement in market acceptance for that line.

             - Sales of insert presses decreased by 23.6% to $40.7 million. Goss attributes this decline to a continued consolidation among insert printers resulting in lower demand for this product generally.

GROSS PROFIT

Gross profit for fiscal 1997 -- I.E., net sales less cost of sales and amortization of inventory step-up -- decreased by 15.0% to $88.9
million.   Goss's gross profit margin declined from 15.0% in fiscal 1996 to 14.4% in fiscal 1997. However, two significant items affected these results. Fiscal 1996 results include a $25.1 million charge for a change in estimate with respect to certain product and contract performance accruals related to sales recorded, or, in the case of contract performance issues, related to orders taken, prior to fiscal
1996. Also, fiscal 1997 results include $46.7 million in amortization of the step-up in the value of Goss's inventory which was revalued in connection with the acquisition. Excluding these non-recurring items, fiscal 1996 gross profit is $129.8 million or 18.6% of sales and fiscal
1997 gross profit is $135.6 million or 21.4% of sales. Adjusting for these items, the improvement in gross profit and gross profit margin was primarily due to the
                                       -14-
positive effect of manufacturing cost reduction initiatives. Further details on gross profit by product line (excluding amortization of the inventory step-up in 1997) are provided below.

             - For sales to newspapers, gross profit decreased by 9.8% to $117.0 million. The gross profit margin for these sales improved to 22.1% in fiscal 1997 from 18.2% in fiscal 1996.

             - Gross profit on sales of commercial press equipment increased from a gross loss of $12.4 million to a gross profit of $10.6 million. The gross profit margin improved from (21.3%) in fiscal 1996 to 16.9% in fiscal 1997.

             - Gross profit on sales of insert press equipment decreased by 23.1% to $8.0 million. However, the gross profit margin on these sales improved from 19.5% in fiscal 1996 to 19.7% in fiscal 1997.

OPERATING EXPENSES

Operating expenses -- I.E., selling, general, administrative and research and development expenses -- decreased by 33.6% to $87.4 million in fiscal 1997. This decrease is attributable to non-recurring charges in fiscal 1996 associated with a $1.0 million patent litigation settlement, $3.9 million in restructuring charges and an $8.3 million charge for changes in estimates with respect to product and contract performance issues relating to sales recorded prior to fiscal year 1996. Also, fiscal 1996 included $4.1 million of expense associated with the customer note portfolio sold at the time of the acquisition and an $8.5 million expense allocation from Rockwell. However, even excluding these fiscal 1996 charges, operating expenses decreased by 17.5% or approximately $18.5 million. This decrease is attributable to several factors, including workforce reductions and benefit plan restructuring.

INTEREST EXPENSE AND OTHER ITEMS

Net interest expense increased from $6.0 million to $38.7 million in 1997. This increase is primarily attributable to the acquisition and the incurrence of the attendant debt. In addition, fiscal 1996 results include interest income from a customer note portfolio which was sold at the time of the acquisition. Included as an extraordinary item in fiscal 1997 is the write-off of $5.2 million in loan origination costs attributable to the prepayment of a portion of the term loan.

NET INCOME/LOSS

Goss's net loss increased from $15.7 million to $41.9 million for 1997. This increase in net loss is attributable to purchase accounting adjustments and higher interest expense partially offset by improved gross profit margins and lower operating expenses.

Internally, Goss's management tracks earnings before interest, taxes, depreciation and amortization, or EBITDA, with certain adjustments designed to exclude non-recurring items, as a measure of performance. EBITDA should not be considered as an alternative to operating income as determined in accordance with GAAP, as an indicator of Goss's operating performance or as an alternative to net cash provided by (used for) operating activities as determined in accordance with GAAP. Goss's adjusted EBITDA increased from $57.4 million in fiscal 1996 to $80.3 million in fiscal 1997. The primary reasons for this increase are described above.

RESULTS OF OPERATIONS -- FISCAL 1996 AND FISCAL 1995

NET SALES

Goss's net sales for fiscal 1996 decreased by 1.6% to $698.2 million. The changes in net sales, including equipment and parts, by product line were:

             - Sales of newspaper presses increased by 7.2% to $586.8 million. Sales of small newspaper presses increased, particularly in the U.S., Europe and Latin America. Sales of large newspaper presses generally were unchanged, with lower U.S. sales being offset by increased sales in Japan.

             - Sales of commercial presses decreased by 43.7% to $58.2 million. This decrease reflects several factors, including market acceptance issues for Goss's commercial products, and a generally soft market for commercial presses in the U.S. marketplace. In addition, fiscal 1995 sales included revenues related to a significant inventory reduction in Europe in response to Goss's decision to concentrate its commercial press activities in the U.S. market.

             - Sales of insert presses decreased by 9.4% to $53.2 million. This decline reflects consolidation among insert printers and lower demand for this product generally.

GROSS PROFIT

Gross profit for fiscal 1996 decreased by 37.0% to $104.6 million. Goss's gross profit margin declined from 23.4% in fiscal 1995 to 15.0% in fiscal 1996. Fiscal 1996 results include a $25.1 million charge for a change in estimate with respect to certain product and performance accruals related to sales recorded, or, in the case of contract performance issues, related to orders taken, prior to fiscal 1996. In addition, fiscal 1996 gross profit and gross profit margin were negatively impacted by lower margins on two large sales and the overall decrease in net sales.

OPERATING EXPENSES

Operating Expenses in fiscal 1996 increased by 9.7% to $131.6 million. This increase is attributable to non-recurring charges in fiscal 1996 associated with $3.9 million in restructuring charges and an $8.3 million charge for changes in estimates with respect to product performance issues relating to sales recorded prior to fiscal 1996.

INTEREST EXPENSE AND OTHER ITEMS

Net interest and other income/expense in fiscal 1996 decreased by 47% to an income of $7.6 million. Although it was sold at the time of the acquisition, Goss previously held a customer note portfolio that generated substantial income and is reflected in these results. In addition, fiscal 1995 results reflected a substantial non-recurring gain.

NET INCOME/LOSS

Goss incurred a net loss of $15.7 million in fiscal 1996 as compared to net income of $36.2 million in fiscal 1995. This change is primarily attributable to the reasons described above.

OUTLOOK

Goss's outlook for its business for fiscal 1998 and thereafter is optimistic. In fiscal 1997 new customer orders increased by 44.4% to $887.9 million. Orders increased for all of Goss's major product lines, including an increase of 56.2% in orders for large newspapers, 34.8% for small newspaper, 31.5% for commercial products, and 24.7% for insert products. While these increases are attributable to a number of different factors including several large Newsliner orders in the U.S. and Japan, the increases also are believed to reflect improved market conditions generally and customer confidence in Goss's future.
Reflective of this, Goss's backlog of customer commitments increased from $388.7 million as of September 30, 1996 to $606.1 million as of September 30, 1997.

Goss also is continuing a number of initiatives that it believes will produce favorable results in the future including the globalization of its product line, in which Goss has redesigned several key models and is redesigning others for world-wide use rather than geographic market use. Goss also continues to devote substantial resources to research and development and in fiscal 1997 invested approximately $16.7 million in this area. While some initiatives will have greater success than others, overall they are expected to enable Goss to continue to be the technological leader among press manufacturers yet enable it to generate an appropriate level of gross profit.

YEAR 2000 IMPACT

All press systems for which Goss will have a warranty obligation as of January 1, 2000 are and will be Year 2000 compliant. Goss has notified owners whose presses will not be under warranty as of January 1, 2000 that Goss will, at no cost to the customer, inspect controls to determine whether the
                                       -17-
press is Year 2000 compliant. Goss anticipates being able to make minor modifications at minimal charge to the customers. Goss will undertake major modifications pursuant to agreed terms which will provide at a minimum for payments covering Goss's costs. Inspection costs are expected to be immaterial.

With respect to Goss's internal systems, following the acquisition Goss commenced the design and installation of an information system independent of the central system provided to Goss by Rockwell -- both prior to the buy-out as part of the Rockwell group and through the year 1998 pursuant to a services agreement with Rockwell. The new system is expected to be fully functional in the U.S. during 1998 and overseas shortly thereafter and will be both Year 2000 compliant and in other respects a significant improvement over the system provided by Rockwell. The cost of this initiative is being capitalized and will be amortized to expense over its estimated useful life commencing with the date at which it becomes operational. This amortization expense is not expected to be materially different from the Company's historical systems expense.

FINANCIAL CONDITION

Goss's overall financial condition improved during fiscal 1997. It had positive cash flow from operations of $17.6 million, which exceeded its $11.0 million in capital expenditures. Also during fiscal 1997 Goss replaced $55.0 million of term debt under its bank credit facility with longer-term debt secured by mortgages on its Westmont, Illinois and Sayama, Japan facilities.

Other than cash flow from operations, Goss's primary source of liquidity is its $171.9 million secured bank credit facility with a syndicate led by Bankers Trust Company. The facility permits Goss to borrow up to $150.0 million on a revolving basis (the remainder is a term facility) and provides for interest -- at the election of Goss -- to be based upon Bankers Trust's "base" rate or a Eurodollar rate. As of September 30, 1997, borrowing and letters of credit under this facility totalled $138.2 million and the interest rate was 10% per annum on the revolving facility and 8.2% per annum on the term facility. Borrowings under the facility are limited by a borrowing-base calculation based upon an advance rate of 85% of eligible accounts receivable and 65% of eligible inventory. The facility contains traditional financial covenants including restrictions on the incurrence of indebtedness and liens and requirements with respect to fixed charge coverage, debt-to-EBITDA,
EBITDA, and minimum net worth.   (SEE note 10 to Goss's fiscal 1997
financial statements.)

Goss also is subject to the financial and other covenants contained in the indenture governing the issuance of its 12% Senior Subordinated Notes due 2006. In general, these covenants are similar to those contained in the bank credit facility. (SEE note 10 to Goss's fiscal 1997 financial statements.)

Goss currently is negotiating to replace its bank credit facility. The proposed credit facility is expected to permit greater borrowings -- which Goss believes will be necessary to fulfill the increase in sales reflected in the year-end backlog -- and is expected to enable Goss to borrow more readily on a country-by-country basis where the funds are needed. The facility is likely to contain financial
                                       -18-
covenants and other terms similar in nature to those contained in the current facility, although less restrictive.

Goss, because of the acquisition, is a leveraged business. As a consequence, it is dependent upon its bank credit facility to provide essential liquidity, and borrowings under that facility are dependent upon Goss's fulfillment of the financial covenants that it contains. Although violations of the financial covenants contained in the bank credit facility can be waived -- and certain covenants have been waived or not enforced as Goss's credit needs expanded in response to increased sales -- should Goss at some future time not be able to satisfy those financial covenants it would significantly, and negatively, impact Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report, including those under "Outlook," "Year 2000 Impact" and "Financial Condition," are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:

             - Newspaper press sales historically have been negatively influenced by increases in the cost of newsprint.

             - Purchases of printing equipment historically have been dependent upon general economic conditions and, in particular in connection with sales to newspapers, advertising expenditures and page count. As discussed under
                  Item 1 above, press purchases frequently can be deferred, and declines in general economic conditions can negatively impact Goss's sales.

             - Goss's primary competitors are located in Germany and Japan. Currency markets and long-term interest rates recently have provided its competitors with pricing advantages. To the extent currency rates fluctuate in the future, these pricing advantages may increase, and Goss's sales would decrease.

             - Selection of equipment frequently is dependent upon the technological features. To the extent that Goss's competition develops new technology that is attractive to purchasers and Goss does not promptly develop comparable technology, Goss will be at a disadvantage and sales are likely to decline.

             - Frequently industry capacity exceeds market demand resulting in severe price competition. This price competition can hurt both sales and gross profit margins.

             - Goss is a leveraged business. As a consequence, its profitability is sensitive to increases in interest rates, and the negative impact of any decrease in operating results is likely to be more significant than it would be if Goss was less leveraged. In addition, since Goss is dependent on its bank credit facility for liquidity, any inability to fulfill its commitments under the facility or a replacement facility -- whether as a result of the failure to satisfy financial covenants or otherwise -- would have a significant negative impact to Goss.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required pursuant to this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Goss's 1997 fiscal year ended September 30, 1997. The 1997 fiscal year data does not include the fourteen-day period from October 1, 1996 through October 14, 1996. This brief "stub period" preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1997 and fiscal 1996 involve comparisons of an eleven and one-half month fiscal year to a twelve-month fiscal year. In addition, fiscal 1996 information relates to the business of Rockwell Graphic Systems, Inc. as owned and managed by Rockwell International Corporation. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, comparisons of fiscal 1997 with fiscal 1996 may not provide a fully accurate view of Goss's current business or future prospects.

Goss's September 30, 1996 balance sheet has not been presented since at that date it was an inactive company with $1,000 in cash and shareholder's equity. For the period from organization through September 30, 1996 its sole activity was the issuance of common stock for $1,000.

                              INDEPENDENT AUDITORS' REPORT



To Goss Graphic Systems, Inc.:

     We have audited the accompanying consolidated balance sheet of Goss Graphic Systems, Inc. (a Delaware Corporation which acquired Rockwell Graphic Systems on October 14, 1996 - See Note 1), as of September 30, 1997, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goss Graphic Systems, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP

Chicago, Illinois
November 25, 1997

                          GOSS GRAPHIC SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEET
                           AT SEPTEMBER 30, 1997
                               (In Millions)

ASSETS
Current assets:
  Cash and cash equivalents                                  $49.6
  Accounts receivable, net                                   174.7
  Inventories, net                                           163.8
  Other current assets                                        10.8
                                                            ------
  Total current assets                                       398.9
Property and equipment, net                                  167.8
Goodwill, net                                                315.3
Other assets                                                  24.8
                                                            ------
Total assets                                                $906.8
                                                            ------
                                                            ------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                          $111.6
  Revolving credit facilities                                 49.6
  Current portion of long-term debt                           10.6
  Advance payments from customers                             84.9
  Other current liabilities                                  171.4
                                                            ------
  Total current liabilities                                  428.1
Long-term debt, less current portion                         291.2
Other liabilities                                             62.0
                                                            ------
Total liabilities                                            781.3

Minority interest                                              8.2

Common stock, 100 shares authorized and
   outstanding, $0.01 par value                                0.0
Additional paid in capital                                   162.2
Retained earnings                                            (41.9)
Cumulative translation adjustment                             (3.0)
                                                            ------
Total shareholder's equity                                   117.3
                                                            ------
Total liabilities and shareholder's equity                  $906.8
                                                            ------
                                                            ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             GOSS GRAPHIC SYSTEMS, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                    (In Millions)

Net sales                                                   $632.8
Cost of sales                                                497.2
Amortization of inventory step-up                             46.7
                                                            ------
  Gross profit                                                88.9

Operating expenses                                            79.6
Goodwill amortization                                          7.8
                                                            ------
  Operating profit                                             1.5

Other income                                                   1.0
Interest expense                                             (38.7)
                                                            ------
  Loss before income taxes and extraordinary item            (36.2)
Provision for income taxes                                     0.5
                                                            ------

  Loss before extraordinary item                             (36.7)

Extraordinary loss on early extinguishment of debt            (5.2)
                                                            ------
Net loss                                                    $(41.9)
                                                            ------
                                                            ------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          GOSS GRAPHIC SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED SEPTEMBER 30, 1997
                              (In Millions)

OPERATING ACTIVITIES:
  Net loss                                                  $(41.9)
  Depreciation                                                23.9
  Amortization of inventory step-up                           46.7
  Amortization of goodwill                                     7.8
  Extraordinary loss on early extinguishment of debt           5.2
  Changes in assets and liabilities:
     Accounts receivable                                      (57.3)
     Inventory                                                (4.4)
     Notes receivable                                         19.4
     Accounts payable                                         35.3
     Customer advances                                       (16.4)
     Other assets                                             18.9
     Other liabilities                                       (19.6)
                                                            ------
      Net cash from operating activities                      17.6
                                                            ------
INVESTING ACTIVITIES:
  Capital expenditures                                       (11.0)
  Other                                                       (3.0)
  Acquisition of Rockwell Graphic Systems, net
   of cash acquired of $7.2                                 (602.4)
                                                            ------
     Net cash from investing activities                     (616.4)
                                                            ------
FINANCING ACTIVITIES:
  Issuance of senior subordinated notes                      225.0
  Sale of customer notes receivable                          137.1
  Capital contributions                                      162.2
  Net borrowings under revolving credit facilities            47.3
  Term loan, original amount borrowed                         75.0
  Repayment of term loan                                     (53.1)
  Issuance of mortgage notes                                  54.9
                                                            ------
     Net cash from financing activities                      648.4
                                                            ------
Net increase in cash                                          49.6
Cash at the beginning of the period                            0.0
                                                            ------
Cash at the end of the period                                $49.6
                                                            ------
                                                            ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        GOSS GRAPHIC SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997


1.   BASIS OF PRESENTATION

Goss Graphic Systems, Inc. (the "Company") is a Delaware corporation incorporated April 9, 1996 by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit ("Rockwell Graphic Systems") of Rockwell International Corporation ("Rockwell"). The Company is a manufacturer and supplier of web offset printing press systems for newspaper, commercial and insert printing. The original $1,000 investment in exchange for common stock and additional paid in capital is the Company's only transaction for the period ended September 30, 1996, and as such, no income or cash flow statements are presented for the period.

The Company's world headquarters is located in Westmont, Illinois, and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa and Reading, Pennsylvania and international operations in the United Kingdom, France, Germany and Japan. The Company also has a controlling interest in a joint venture in Shanghai, China.

On October 14, 1996 the Company acquired Rockwell Graphic Systems from Rockwell. The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly-owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of the Company. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.8 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc. ("Holdings"), which directly owns all of the capital stock of the Company, and approximately $28.4 million of transaction and acquisition costs. The purchase price was subject to a post closing adjustment based upon the computation of certain working capital amounts. This adjustment totaled $7.8 million and is in addition to the $525.9 million mentioned above and was paid on November 7, 1997. The Acquisition has been accounted for under the purchase method of accounting; accordingly, the results of operations included in the accompanying consolidated financial statements cover the period from October 15, 1996 to September 30, 1997.

Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of Holdings common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale of Holdings common stock to certain

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

members of the Company's management (the "Management Placement"). Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and pay related fees and expenses came from: $225.0 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006 (see Note 10); $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Rockwell Graphic Systems to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders (see
Note 10).

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of its domestic and foreign subsidiaries and its majority owned joint venture. All intercompany transactions are eliminated.

REVENUE RECOGNITION

The Company recognizes revenue on press system units when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. When a current contract estimate indicates a loss, provision is made for the total estimated loss. Revenues recognized for the period ended September 30, 1997 for presses awaiting delivery amounted to $148.8 million. In addition, at September 30, 1997, the Company had $28.2 million of presses awaiting delivery for revenues recognized by Rockwell Graphic Systems. Revenues on installation contracts are recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) method and includes material, labor and manufacturing overhead.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Reserves are provided for excess inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost of the related inventory.

Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three to thirteen years for machinery and equipment and up to fifty years for buildings). Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Presses which are maintained as test development units on a long-term basis are included in property and equipment and depreciated over their estimated useful life (generally five to twelve years). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

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

WORKERS COMPENSATION AND PRODUCT AND GENERAL LIABILITY COSTS

The financial statements include estimated costs, including costs not reimbursable under insurance contracts, of settling workers' compensation and product and general liability claims. These estimates are determined from historical claims incurred experience, using actuarial computations of the estimated ultimate settlement cost of such claims, including claims incurred but not yet reported.

RESEARCH AND DEVELOPMENT

Research and development costs were $16.7 million for the period ended September 30, 1997 and are expensed as incurred.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

GOODWILL

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at October 14, 1996. Goodwill is being amortized over 40 years. Accumulated amortization of goodwill totaled $7.8 million at September 30, 1997.

LONG-LIVED ASSETS

The Company continuously evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangibles and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether or not the asset is recoverable.

INCOME TAXES

Income taxes are accounted for using the liability method, whereby deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Based on the weight of both negative and positive evidence, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation reserve is established.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for the European and Pacific Rim subsidiaries is the applicable local currency. The translation from the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains and losses resulting from such translations are included in stockholder's equity.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3.  THE ACQUISITION

The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition.

The allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

       PURCHASE PRICE
       Purchase price of common stock and assets                   $573.4
       Post closing additional purchase price                         7.8
       Commissions, fees and expenses                                28.4
                                                                   ------
       Total Purchase Price                                        $609.6
                                                                   ======
       ALLOCATION OF PURCHASE PRICE
       Total current assets, net of deferred taxes                 $360.3
       Property and equipment                                       192.6
       Customer notes                                               137.1
       Other long-term assets                                        28.7
       Goodwill                                                     322.9
       Liabilities assumed                                         (432.0)
                                                                   -------
       Total Purchase Price                                        $609.6
                                                                   =======

The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions):

                                      PRO FORMA
                         Year ended              Year ended
                      September 30, 1997     September 30, 1996
                      ------------------     -------------------
Net sales                     $632.8                 $698.2
Net loss                       (46.4)                 (95.9)

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)




4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statements.

Cash, short-term investments and accounts receivable, net: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Senior subordinated notes:   The estimated fair value of the senior
subordinated notes is based on the market price at which it was listed on September 30, 1997 which equaled 112% of par.

Term loan: The estimated fair value of the term loan, which is currently based on LIBOR and resets periodically, is equal to its carrying value. Mortgage loans: The estimated fair value of the mortgage loans on the Sayama, Japan and Westmont, Illinois properties is based on prevailing interest rates and credit spreads. Because these mortgage loans were consummated on September 30, 1997 and July 25, 1997, respectively, and because the credit markets did not change appreciably during the period prior to year-end, the fair value is equal to the carrying value.

Foreign currency contracts: The Company enters into foreign currency forward exchange contracts to protect against adverse currency rate fluctuations. The carrying amount reported in the balance sheet for derivatives approximates fair market value as the carrying amount is determined using the applicable exchange rates at September 30, 1997.

Letters of credit: The fair value of letters of credit is estimated to approximate their contractual amounts.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The carrying value and estimated fair value of the Company's financial instruments are as follows (in millions):

                                                      CARRYING       FAIR
                                                       AMOUNT        VALUE


Senior subordinated notes                               225.0          252.0
Term loan                                                21.9           21.9
Mortgage - Westmont, Illinois                            30.0           30.0
Mortgage - Sayama, Japan                                 24.9           24.9
Foreign currency contracts                                0.3            0.3
Off balance sheet financial instruments:
   Letters of credit                                     66.7           66.7

5.  REORGANIZATION COSTS

In connection with the Acquisition, the Company recorded reserves of $26.5 million related to the costs to reorganize the Company's U.S. and international operations. The costs are primarily for severance payments for approximately 400 salaried and hourly terminated employees and realignment and rearrangement of manufacturing operations. For the period ended September 30, 1997, expenditures for reorganization activities were approximately $20.8 million. The following table summarizes the remaining reserves for these costs at September 30, 1997 (in millions):

                                        Total
                                        -----
          Employee terminations         $1.8
          Realign operations             3.9
                                        ----
                                        $5.7
                                        ====
These costs are expected to be expended during fiscal 1998.

6.   ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 1997 are summarized as follows (in millions):

Trade accounts receivable                                   $154.5
Unbilled receivables                                          26.5
Notes receivable                                               9.6
  Less allowance for doubtful accounts                       (15.9)
                                                            ------
   Accounts receivable, net                                 $174.7
                                                            ======

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The activity of the allowance for doubtful accounts for the year ended September 30, 1997 is summarized as follows (in millions):


    Beginning of year                                   $  0.0
    Acquisition                                           14.9
    Consolidation of Joint Venture                         1.5
    Charges                                               (0.5)
                                                         -----
    End of year                                          $15.9
                                                         =====

As of September 30, 1997 accounts receivable include $40.7 million of retainage held by customers pending final acceptance of equipment.

Unbilled receivables are billed in accordance with the terms of contract provisions and do not include any amounts subject to uncertainty as to their realization. Substantially all amounts are expected to be billed and collected within one year.

7.   INVENTORIES

Net inventories at September 30, 1997 are summarized as follows (in millions):

      Materials                                              $61.7
      Work in process                                         42.2
      Finished goods                                          33.0
      Parts                                                   26.9
                                                            ------
      Total inventories, net                                $163.8
                                                            ======

The inventory that was acquired from Rockwell Graphic Systems as part of the Acquisition was revalued to its fair market value as of the date of the Acquisition. The excess of the fair market value of that inventory over its carrying value to Rockwell Graphic Systems as of the date of Acquisition was $46.7 million. The $46.7 million step-up has been charged to expense by the Company in the current period, as substantially all of the inventory has been recognized as revenue.

8.   PROPERTY AND EQUIPMENT

As part of purchase accounting for the Acquisition, the carrying value of property and equipment was adjusted to its fair market value and assigned new useful lives.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Property and equipment at September 30, 1997 are summarized below (in millions):

Land and land improvements                                 $  30.7
Buildings and building improvements                           64.6
Machinery, equipment and tooling                              87.6
Construction in progress                                       8.8
                                                            -------
Total                                                        191.7
Less accumulated depreciation                                (23.9)
                                                            -------
Property and equipment, net                                 $167.8
                                                            =======
9.   OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 1997 are summarized below (in millions):

Product warranty costs                                     $  38.8
Contract costs                                                61.3
Salaries, wages and employee benefits                         14.0
Interest                                                      13.5
Reorganization costs                                           5.7
Purchase price adjustment payable to Rockwell                  7.8
Agents commissions                                             6.5
Other                                                         23.8
                                                            -------
Total other current liabilities                             $171.4
                                                            =======
10.  DEBT

The debt obligations of the Company at September 30, 1997 consist of the following (in millions):

Revolving credit facility                                  $  49.6
Term loan, due 2001, interest rate of LIBOR plus 2.5%         21.9
8.66% mortgage loan on Westmont, IL office building due 2007 30.0 3.25% Yen-based mortgage loan on Sayama, Japan plant due 2007 24.9
Senior subordinated 12% notes due 2006                       225.0
                                                            ------
Total debt                                                  $351.4
                                                            ======

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


In connection with the Acquisition, the Company entered into borrowing agreements with Bankers Trust Company and certain other lenders providing for
(i) five-year term loan facilities aggregating $75.0 million (the "Term Loan Facility"), and (ii) five-year revolving credit facilities aggregating $150.0 million inclusive of letters of credit to be issued thereunder (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Bank Facilities"). The funds from the Bank Facilities were lent directly to the Company, its wholly owned English company ("Goss U.K.") and its wholly owned Japanese corporation ("Goss Japan").

The Revolving Credit Facility will mature September 30, 2001, and consists of a revolving credit facility in an original amount of up to $100.0 million made available to the Company, a revolving credit facility in an original amount of up to $100.0 million made available to Goss U.K., and a revolving credit facility in an original amount of up to $25.0 million made available to Goss Japan; the total of which may not, in the aggregate, exceed the U.S. dollar equivalent of $150.0 million, in each case under which revolving loans may be made, provided that in no event will the aggregate outstanding amount of such revolving loans used for working capital requirements and general corporate purposes exceed the U.S. dollar equivalent of $110.0 million at any one time, and under which letters of credit may be issued. The Revolving Credit Facility is an asset based lending agreement with substantially all of the Company's assets, other than the Sayama, Japan and Westmont, Illinois facilities, as collateral. The maximum amount of credit available under the Revolving Credit Facility (the "borrowing base" limitation), up to $150.0 million, is based upon the Company's accounts receivable and inventory levels. If the total amount borrowed under the Revolving Credit Facility exceeds the borrowing base limitation, the Company is required to prepay immediately the Domestic Revolving Loan to the extent necessary so that the total amount borrowed less the prepayment does not exceed the borrowing base limitation. At September 30, 1997, the borrowing base limitation was in excess of $150.0 million. The Revolving Credit Facility bears interest at the Company's option, at Bankers Trust's base rate plus 1.0% - 1.5% (depending on the Company's leverage ratio at such time) or at the reserve adjusted Eurodollar rate plus 2.0% - 2.5% (depending on the Company's leverage ratio at such time). The Company's average interest rate for the period ended September 30, 1997 on borrowings under the Revolving Credit Facility was 10.0%. The maximum amount borrowed under the Revolving Credit Facility was $75.5 million and the average amount borrowed was $27.5 million during the period ended September 30, 1997.

The Term Loan Facility originally consisted of a principal amount of $75.0 million made available in equal amounts to the Company, Goss U.K. and Goss Japan. The Company is required to make prepayments on the Term Loan Facility and/or reduce commitments under the Revolving Credit Facility under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. The Company is also required to make such prepayments and/or reductions in an amount equal to 75% of the Company's and its subsidiaries' consolidated excess cash flow for each fiscal year, payable within 90 days after the end of the applicable fiscal year. The Term Loan Facility bears interest at the Company's option, at the Bankers Trust's base rate plus 1.0% - 1.5% (depending on

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


the Company's leverage ratio at such time) or at a reserve adjusted Eurodollar rate plus 2.0% - 2.5% (depending on the Company's leverage ratio). The interest rate at September 30, 1997 on the Term Loan Facility was 8.2%.

During the fourth quarter of fiscal 1997, the term loans in the U.S. and Japan were reduced by $53.1 million with the proceeds from mortgage loans made with respect to the Company's facilities in Westmont, Illinois and Sayama, Japan. The unamortized debt cost of $5.2 million related to this early retirement of debt has been written off as extraordinary charge.

The Bank Facilities are guaranteed by Holdings and by each of the Company's domestic subsidiaries and, in addition, the Company guarantees the Bank Facilities provided to Goss U.K. and Goss Japan.

The Bank Facilities contain certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation, Amortization and certain other items (EBITDA) test, a minimum net worth test and a minimum leverage test. In addition, the Bank Facilities contain other customary affirmative and negative covenants relating to (among other things) limitations on dividends and other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sale of assets, capital expenditures, leases, transactions with affiliates and conduct of business, with customary exceptions and baskets. Certain covenants have been waived or not enforced as the Company's credit needs expanded in response to increased orders. The Bank Facilities contain customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral and certain changes of control.

The Company has notes (the "Notes") issued under an Indenture, dated
October 15, 1996 (the "Indenture"), between the Company and The Bank of New York, as Trustee. The Notes are unsecured senior subordinated obligations of the Company, limited to $225.0 million aggregate principal amount, and will mature on October 15, 2006. The Notes bear interest at 12% per annum, payable semiannually. Subject to certain conditions and dates, the Notes are redeemable in whole or in part at the option of the Company. The payment of principal and interest on the Notes is subordinated to the Senior Debt under the Bank Facilities (as defined in the Indenture). The Notes contain certain financial covenants similar to those of the Bank Facilities.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


11.  INCOME TAXES

The components of the provision (credit) for income taxes for the year ended September 30, 1997 are as follows (in millions):

    Current:
       United States                                                 $0.0
       Non-United States                                              2.2
       State and local                                                0.0
                                                                     -----
    Total current                                                     2.2
                                                                     =====
    Deferred:
       United States                                                 $0.0
       Non-United States                                             (1.7)
       State and local                                                0.0
                                                                     -----
    Total deferred                                                   (1.7)
                                                                     -----
    Provision for income taxes                                       $0.5
                                                                     =====
A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:

      Federal statutory rate                                            35.0%
      Effect of:
         Net operating loss for which no benefit has been provided     (32.2)%
         Goodwill amortization                                          (2.7)%
         Non-deductible expenses                                        (1.0)%
         Difference between U.S. and foreign tax rates                   0.8%
         Other                                                          (1.4)%
                                                                        ------
      Effective tax rate                                                (1.5)%
                                                                        =====

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The domestic and foreign components of the loss before income taxes and extraordinary item for the period ended September 30, 1997 is as follows (in millions):

          Domestic                                          $(34.5)
          Foreign                                             (1.7)
                                                            -------
          Total                                             $(36.2)
                                                            =======

The Company expects to have net operating loss carryforwards of approximately $50.0 million in the U.S. and $26.5 million in the United Kingdom as of September 30, 1997. The U.S. loss will expire after September 2012. The United Kingdom loss can be carried forward indefinitely. Based upon the difficulty in predicting the amount of future taxable income by jurisdiction in the U.S. and the United Kingdom, management has decided to establish a valuation allowance to fully offset any deferred tax asset otherwise attributable to the existence of these losses.

Current and noncurrent deferred income tax assets at September 30, 1997 arise principally from the following (in millions):

           Current:
               Inventory reserves                         $4.2
               Product warranty reserves                   1.1
               Contract reserves                           3.6
               Accrued compensation                        3.1
               Restructuring reserves                      5.1
               Other                                       2.7
                                                          -----
             Total current                                 19.8
           Noncurrent:                                     =====
               Insurance reserves                           3.1
               Property and equipment                      (2.1)
               Goodwill                                    (2.5)
               Tax loss carryforwards                      28.1
               Other                                        1.9
                                                          ------
             Total noncurrent                              28.5
                                                          ======
           Valuation allowance (U.S. and U.K.)            (42.6)
                                                          ======
           Net deferred tax asset                          $5.7
                                                          ======
                                         -37-

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


12.  PENSION PLANS

The Company has pension plans covering certain of its employees in the United States, the United Kingdom, Germany and Japan. Amounts included in the accompanying balance sheet for these plans are as follows (in millions):

                                                  Accumulated     Assets
                                                    Benefits     Exceeding
                                                   Exceeding    Accumulated
                                                    Assets       Benefits
                                                 --------------  -------------
Accumulated benefit obligations,
    principally vested                                $7.0          $52.3
Effect of salary increases                             2.4            7.9
                                                      -----         -----
Projected benefit obligation                           9.4           60.2
Fair value of plan assets                              4.0           68.0
Plan assets greater than (less than) projected        -----         ------
  benefit obligation                                  (5.4)           7.8
Unamortized amounts:
    Net actuarial losses                              (0.4)          (2.5)
                                                     ------         --------
Prepaid (accrued) pension costs                      $(5.8)          $5.3
                                                     ======         ========
Net periodic pension cost for the Company's plans included in the accompanying statements of operations for the period ended September 30, 1997 consist of the following (in millions):

     Service cost-benefits earned during the year             $1.8
     Interest accrued on accumulated benefit obligation        4.8
     Expected return on plan assets                           (6.4)
                                                             ------
     Net periodic pension cost                                $0.2
                                                             ======
The above pension amounts were determined using a June 30 measurement date and the following assumptions:

             Discount rate                                     4.0% - 8.0%
             Annual salary increase                            3.0% - 4.5%
             Asset return                                      3.5% - 9.0%

The Company sponsors defined contribution plans covering its U.S. salaried employees and certain of its hourly employees. Employer contributions to these plans which were charged to expense totaled $2.1 million for the period ended September 30, 1997.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


13.  RETIREMENT MEDICAL PLANS AND POST EMPLOYMENT BENEFITS

The Company provides retiree medical and life insurance benefits for certain of its hourly U.S. employees. Under Statement of Financial Accounting Standard No. 106, retiree benefits are viewed as a type of deferred compensation and are treated as if they are earned over the working life of the employees, and the cost should be fully charged to operations by the earliest date the employee is eligible to retiree.

The Company funds the benefits of these plans on a cash basis as benefits are incurred. There are no assets that have been segregated and restricted to provide for postretirement benefits.

The components of retirement medical expense are as follows (in millions):

             Service cost                                     $0.6
             Interest cost                                     1.0
                                                             ------
             Retirement medical expense                       $1.6
                                                             ======
The retirement medical obligation at September 30, 1997 is comprised of the following (in millions):

             Retirees                                         $0.3
             Active employees:
                Eligible to retire                             3.0
                Not eligible                                  11.2
                                                             ------
             Retirement medical obligations                  $14.5
                                                             ======
The above retirement medical amounts were computed using a June 30 measurement date and the following assumptions:

            Discount rate                                   7.75%
            Health care cost trend rate                     8.00%

The health care cost trend rate assumption has a significant effect on the obligation amounts reported. If the assumed health care cost trend rate was increased by one percentage point, this would increase the retirement medical obligation at September 30, 1997 by $2.7 million and the retirement medical expense for the period ended September 30, 1997 by $0.4 million.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


14.  SHAREHOLDER'S EQUITY

A summary of changes in shareholder's equity for the period October 1, 1996 to September 30, 1997 is as follows (in millions):

               Balance at October 1, 1996                   $  0.0
               Net loss                                      (41.9)
               Currency translation and other                 (3.0)
               Capital contributions                         162.2
                                                            --------
               Balance at September 30, 1997                $117.3
                                                            ========

15.  LEASES

The Company leases certain operating assets with various renewal options. Consolidated rental expense was $3.2 million for the period ended September 30, 1997.

Minimum future rental commitments under non-cancelable operating lease arrangements at September 30, 1997 were (in millions):

     1998                                                $1.3
     1999                                                 1.2
     2000                                                 1.1
     2001                                                 0.7
     Thereafter                                           0.1
                                                        ------
     Total                                               $4.4
                                                        ======
16.  RELATED PARTY TRANSACTIONS

The Company purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell. Such purchases totaled $18.0 million in 1997. The Company purchases certain services from Rockwell, including data processing, telecommunications and research pursuant to a services agreement with Rockwell which extends through 1998. Such purchases totaled $4.5 million in 1997. The Company paid a one-time transaction and financing advisory fee in 1997 of $6.0 million to Stonington related to the Acquisition which has been capitalized as part of the transaction cost.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


17.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

In the normal course of its business, the Company is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment that the Company sold, disputes with customers over the performance and completion of installation of equipment, and workers' compensation claims by the Company's own employees.

One of these matters is a lawsuit brought by Daily News, LP alleging fraud, negligent misrepresentations, breach of contract, and bad faith in connection with the Daily News' 1994 purchase of Goss Newsliner printing presses. Daily News seeks compensatory and punitive damages in an unspecified amount. The Company believes the suit is spurious and meritless and is vigorously defending this matter.

It is not presently possible to determine the outcome of these claims and lawsuits against the Company. However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at six off-site disposal facilities or so-called "Superfund Sites". The Company's share of the responsibility for these Superfund Sites generally is minor, and although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

The Company's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its, and its predecessor's, historical waste disposal practices. The Company currently is performing remediation and testing at the site pursuant to a remediation proposal approved by the Commonwealth. If that testing is favorable, Goss will have fulfilled its obligation and no further remediation should be required.

Rockwell has agreed to indemnify the Company for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1,000,000.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

COMMITMENTS

The Company in certain instances provides letters of credit to guarantee the performance of presses under certain long-term contracts. Such letters of credit outstanding were $15.4 million as of September 30, 1997. The Company intends to perform fully the underlying contracts and does not expect to incur any material liability beyond customary amounts for warranty and similar claims.

18.  GEOGRAPHIC AND EXPORT SALES INFORMATION

The following table presents information about the Company by geographic area (in millions):

                                                                                          ASIA
                                                             U.S.          EUROPE        PACIFIC   ELIMINATIONS         TOTAL
Net sales to customers                                      $352.8         $192.0          $88.0       $  ---           $632.8
Transfers between geographic locations                        10.9           29.7          ---            (40.6)         ---
Operating profit (loss)                                       (5.6)           3.6            3.5          ---              1.5
Net identifiable assets                                      508.1          271.2          127.5          ---            906.8

Transfers between geographic areas are recorded at amounts generally in excess of cost. The resultant income is assigned to the geographic area of manufacture. Operating profit of $1.5 million includes amortization of inventory step-up of $46.7 million.

Export sales from the U.S. were $142.6 million or 23% of the Company's net sales for the period ended September 30, 1997. These sales were principally to customers in South America.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the period ended September 30, 1997 are as follows (in millions):

               Interest paid            $23.2

               Income taxes paid         $4.6

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)




20. STOCK BASED COMPENSATION

Holdings, the Company's parent company, has established the Management Stock Incentive Plan (the "Plan") for various members of the Company's management. As permitted by Statement of Financial Accounting Standard No. 123, the Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost under this Plan been determined, the Company's net loss for the year ended September 30, 1997 would have been increased to the following pro forma amounts (dollars in millions):

               Net Loss:      As Reported              $41.9
                              Pro Forma                $42.9

Holdings may grant options for up to 71,500 shares under the Plan and has granted both incentive and performance options for 68,400 shares (net of forfeitures) through September 30, 1997. Under the Plan, stock options expire 10 years from the date of grant. The incentive options vest ratably over a 5 year period. The vesting of the performance options is dependent on the Company's future results of operations through the fiscal year-end 2001 but in any event will vest by October 15, 2006.

A summary of the status of the Company's stock option plan at September 30, 1997 is presented in the table and narrative below:

                                                    Shares     Wtd. Avg.
                                                     (000)     Ex Price
                                                    -------    ---------
  Granted                                            69.2       $100.00
  Exercised                                           0.0          n/a
  Forfeited                                          (0.8)      $100.00
  Expired/Canceled                                    0.0          n/a
                                                    -----
  Outstanding at end of year                         68.4       $100.00
                                                    =====       =======
  Exercisable at end of year                            0


  Weighted average fair value
   of options granted                              $48.09

All of the 68,400 options outstanding at September 30, 1997 have exercise and weighted average exercise prices of $100.00 and a weighted average remaining contractual life of 9.07 years. None of these options are exercisable.

                        GOSS GRAPHIC SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The minimum value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.46 percent; expected life of 9.07 years; and no expected dividend yield or volatility.

21.  SUBSEQUENT EVENT

On November 21, 1997, the Company made a 15% equity investment in DALiM GmbH, a pre-press software specialist. Since developing its first pre-press systems in 1990, DALiM has grown into a global company with headquarters in Frankfurt, R&D operations located in Kehl and R&D and sales operations in North America and Asia Pacific. DALiM's software handles high-resolution interactive imaging, intelligent workflow servers, digital multimedia databases and digital production management systems.

                         INDEPENDENT AUDITORS' REPORT



To Rockwell Graphic Systems:

     We have audited the accompanying combined balance sheet of Rockwell Graphic Systems, a business unit of Rockwell International Corporation (Rockwell Graphic Systems - see Note 1), as of September 30, 1996, and related combined statements of operations and cash flows for the year then ended and the combined statements of operations and cash flows for the fourteen day period ended October 14, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Graphic Systems as of September 30, 1996, and the results of its operations and cash flows for the year then ended and the fourteen day period ended
October 14, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the accompanying financial statements referred to above have been prepared from the separate records maintained by Rockwell Graphic Systems and are not necessarily indicative of the conditions that would have existed or the results of operations if Rockwell Graphic Systems had been operated as an unaffiliated company. Portions of certain expenses represent allocations of corporate expenses applicable to Rockwell International Corporation as a whole.



                         ARTHUR ANDERSEN LLP


Chicago, Illinois
November 25, 1997

                         INDEPENDENT AUDITORS' REPORT


To Rockwell Graphic Systems:

     We have audited the accompanying combined statements of operations and cash flows of Rockwell Graphic Systems, a business unit of Rockwell International Corporation (Rockwell Graphic Systems - see Note 1), for the year ended September 30, 1995. These financial statements are the responsibility of the management of Rockwell Graphic Systems. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such combined statements of operations and cash flows present fairly, in all material respects, the results of operations and cash flows of Rockwell Graphic Systems for the year ended September 30, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the accompanying financial statements referred to above have been prepared from the separate records maintained by Rockwell Graphic Systems and are not necessarily indicative of the conditions that would have existed or the results of operations if Rockwell Graphic Systems had been operated as an unaffiliated company. Portions of certain expenses represent allocations of corporate expenses applicable to Rockwell International Corporation as a whole.



DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
November 3, 1995

                              ROCKWELL GRAPHIC SYSTEMS
                               COMBINED BALANCE SHEET
                                AT SEPTEMBER 30, 1996
                                    (In Millions)
ASSETS
Current assets:
  Cash and cash equivalents                                     $2.3
  Accounts receivable, net                                     112.6
  Customer notes receivable, current portion                    67.4
  Inventories                                                  148.8
  Deferred income taxes                                         36.7
  Other current assets                                           4.8
                                                              ------
   Total current assets                                        372.6
Property and equipment, net                                    140.4
Customer notes receivable, net                                 154.9
Goodwill, net                                                  135.2
Other assets                                                    12.9
                                                              ------
Total assets                                                  $816.0
                                                              ------
                                                              ------

LIABILITIES AND ROCKWELL'S NET INVESTMENT
Current liabilities:
 Accounts payable                                              53.7
 Notes payable                                                 39.2
 Advance payments from customers                               88.1
 Accrued compensation                                          12.8
 Due to related parties                                        11.1
 Income tax payable                                             7.7
 Other current liabilities                                    132.3
                                                             ------
  Total current liabilities                                   344.9
Other liabilities                                              11.3
Deferred income taxes                                           2.7
                                                             ------
Total liabilities                                             358.9
Rockwell's net investment                                     457.1
                                                             ------
Total liabilities and Rockwell's net investment              $816.0
                                                             ------
                                                             ------

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

                         ROCKWELL GRAPHIC SYSTEMS
                     COMBINED STATEMENT OF OPERATIONS
                             (In Millions)

                                              For the Years Ended September 30,    Fourteen Days Ended
                                                    1995           1996             October 14, 1996
                                                    ----           ----            -------------------
Net sales                                          $709.3         $698.2                $4.6
Cost of sales                                       543.2          593.6                10.2
                                                   ------         ------                -----
  Gross profit                                      166.1          104.6                (5.6)
Operating expenses:
  Engineering                                        28.6           30.8                 0.9
  Sales and marketing                                35.1           35.9                 1.1
  General and administrative                         45.0           51.5                 1.9
  Rockwell common expense allocation                  8.3            8.5                 0.1
  Patent litigation                                   3.0            1.0                 0.0
  Restructuring charge                                0.0            3.9                 0.0
                                                    -----          -----                 ----
  Total operating expenses                          120.0          131.6                 4.0
                                                   ------         ------                -----
Operating (loss) profit                              46.1          (27.0)               (9.6)
Interest income                                      15.4           17.1                 0.7
Interest expense:
  Related parties                                    (2.8)          (3.8)               (0.2)
  Other                                              (0.2)          (2.2)                0.0
Other income (expense), net                           1.9           (3.5)                0.0
                                                   ------         ------                -----
Income (loss) before income taxes                    60.4          (19.4)               (9.1)
Provision (credit) for income taxes                  24.2           (3.7)               (3.4)
                                                   ------         ------                -----
Net (loss) income                                   $36.2         $(15.7)              $(5.7)
                                                   ------         ------                -----
                                                   ------         ------                -----

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

                                   ROCKWELL GRAPHIC SYSTEMS
                               COMBINED STATEMENT OF CASH FLOWS
                                       (In Millions)

                                                               For the Years Ended        Fourteen Days
                                                                   September 30,              Ended
                                                                1995          1996      October 14, 1996
                                                               ------       ---------   ----------------
OPERATING ACTIVITIES:
  Net (loss) income                                            $36.2         $(15.7)         $(5.7)
  Depreciation                                                  24.7           22.4            0.6
  Amortization of intangible assets                              5.0            4.8            0.2
  Intercompany purchases from Allen Bradley                     20.3           27.5            0.0
  Allocation of common expenses from Rockwell                    8.3            8.5            0.1
  Provision for doubtful accounts receivable                     1.9            1.3            0.0
  Provision for doubtful customer notes receivable               3.5            2.4            0.0
  Deferred income taxes                                          6.4           (5.5)          (1.2)
  Changes in assets and liabilities:
    Account receivable, net                                     37.7           11.4           11.1
    Inventories                                                (13.7)          72.2           (7.7)
    Customer notes receivable                                  (50.4)           9.4           16.3
    Accounts payable                                             4.4          (25.3)           3.1
    Advance payments from customers                             59.1          (66.3)           9.1
    Due to related parties                                       2.7            0.3           (3.3)
    Accrued compensation                                         1.6           (3.3)          (0.4)
    Other assets and liabilities                                 9.8           27.4           (5.2)
                                                              -------         ------         ------
      Net cash from operating activities                       157.5           71.5           17.0
                                                              -------         ------         ------
INVESTING ACTIVITIES:
  Property and equipment additions                             (11.5)          (5.9)           0.0
  Other                                                          2.1           (8.8)          (0.6)
                                                              -------         ------         ------
    Net cash from investing activities                          (9.4)         (14.7)          (0.6)
                                                              -------         ------         ------
FINANCING ACTIVITIES:
  Repayment of foreign long-term debt                           (1.5)          (2.6)         (25.9)
  Borrowings                                                     0.0           39.2            0.0
  Net cash transferred from (to) Rockwell                     (154.0)         (97.8)          11.6
                                                              -------         ------         ------
    Net cash from financing activities                        (155.5)         (61.2)         (14.3)
                                                              -------         ------         ------
Net (decrease) increase in cash                                 (7.4)          (4.4)           2.1
Cash at the beginning of the period                             14.1            6.7            2.3
                                                              -------         ------         ------
Cash at the end of the period                                   $6.7           $2.3           $4.4
                                                              -------         ------         ------

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

                          ROCKWELL GRAPHIC SYSTEMS
                   NOTES TO COMBINED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996
              AND FOR THE FOURTEEN DAYS ENDED OCTOBER 14, 1996



1.   BASIS OF PRESENTATION

The accompanying combined financial statements (the "Statements") present the financial position, results of operations and cash flows of Rockwell Graphic Systems ("RGS"), a business unit of Rockwell International Corporation. The Statements have been prepared in accordance with generally accepted accounting principles utilizing the accounting practices and procedures of RGS and have been derived from the accounting records of Rockwell International Corporation and its subsidiaries ("Rockwell"). The Statements are not necessarily indicative of the financial position, results of operations or cash flow had RGS operated as a stand-alone company.

RGS is a leading manufacturer and supplier of web offset printing press systems for newspaper, commercial and insert printing. RGS includes the world headquarters located in Westmont, Illinois, as well as U.S. manufacturing operations in Cedar Rapids, Iowa and Reading, Pennsylvania. Substantially all U.S. operations are included within Rockwell Graphic Systems, Inc., a wholly-owned subsidiary of Rockwell, except for the Reading facility which is directly owned by Rockwell. RGS also includes international operations of indirect wholly-owned subsidiaries of Rockwell in the United Kingdom, France and Germany and operations in Japan performed by a wholly-owned subsidiary of Rockwell Graphic Systems, Inc. RGS also has an investment in a joint venture in China.

Rockwell's cash resources in the U.S., the United Kingdom and Germany are managed under a centralized system wherein receipts are deposited to Rockwell corporate accounts and disbursements are centrally funded. Accordingly, the Statements do not include cash, marketable securities or borrowings, or related interest income, expense, receivables or payables arising from these cash management activities in the U.S., the United Kingdom and Germany.

The majority of customer notes receivable relating to RGS are held and administered by Rockwell International Credit Corporation. Rockwell subsidiaries in the United Kingdom, France, Australia and Canada also hold notes receivable from RGS customers. These notes and related interest income are included in the Statements.

RGS benefits from certain direct services which are provided by Rockwell, including centralized billing for benefit claim payments for active U.S. employees, data processing, telecommunications, research and certain insurance. These direct expenses are included in the Statements. In addition, Rockwell also provides certain common services, such as cash management and other treasury services, legal, patent, tax, insurance administration, corporate accounting, audit, communications,

                          ROCKWELL GRAPHIC SYSTEMS
                   NOTES TO COMBINED FINANCIAL STATEMENTS -- (continued)


benefit administration services and general management. These common expenses are allocated by Rockwell using the proportion of divisional sales to total corporate sales and such allocations are included in the Statements. Management believes the manner in which common expenses have been allocated for the services provided is reasonable. It is not practical for management to estimate the level of expense that might have been incurred for the services provided had RGS operated as a separate stand-alone entity, however, it is possible that services utilized and the costs of such services may differ from those that would result from transactions among unrelated parties.

RGS' investment in and operating results of Hall Processing Systems and the assets at the Peterborough, England site have been excluded from the Statements because they do not represent ongoing operations of the business. Hall Processing Systems is a joint venture which is 50% owned by RGS, and is being liquidated by Rockwell. The Peterborough, England site is a former RGS facility which is being held for sale by Rockwell and at which there are no ongoing operations.

Intercompany accounts have been excluded from the assets and liabilities of RGS and included in Rockwell's net investment except for the payables by RGS to Allen-Bradley Company, Inc. ("Allen-Bradley"), a subsidiary of Rockwell, resulting from inventory purchases by RGS during the 30 days preceding the date of the Statements. There are no significant operating activities with other Rockwell subsidiaries.

2.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

RGS recognizes revenue on a percentage-of-completion basis, utilizing the units-of-delivery method. Units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. When a current contract estimate indicates a loss, provision is made for the total estimated loss. At September 30, 1996 and 1995, RGS had recorded cumulative revenues of $128.9 million and $219.8 million, respectively, on presses awaiting delivery to customers for which title had transferred. Revenues recognized for the years ended September 30, 1996 and 1995 for presses awaiting delivery amounted to $90.7 million and $146.4 million, respectively. There were no revenues recognized for the fourteen days ended October 14, 1996 for presses awaiting delivery. Revenues on installation contracts is recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at the time of purchase. The carrying amount of cash and cash equivalents approximates fair market value.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost is generally determined on a last-in, first-out (LIFO) method for U.S. locations and on a first-in, first-out ("FIFO") method for non-U.S. locations.

Reserves are provided for excess inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost (LIFO or FIFO) of the related inventory.

Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three to thirteen years for machinery and equipment and up to fifty years for buildings). Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Where applicable, interest has been capitalized and included in property and equipment. Presses which are maintained as test development units on a long-term basis are included in property and equipment and depreciated over their estimated useful life (generally five to twelve years). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

SOFTWARE DEVELOPMENT

RGS expenses all costs associated with the programming and development of new operating systems for its presses. Costs associated with specific sales contracts generally are capitalized in inventory and charged to cost of sales as revenues are recognized.

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


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

WORKERS' COMPENSATION AND PRODUCT AND GENERAL LIABILITY COSTS

The Statements include RGS' estimated costs, including costs not reimbursable under insurance contracts, of settling workers' compensation and product and general liability claims. These estimates are determined from RGS' historical claims incurred experience, using actuarial computations of the estimated ultimate settlement cost of such claims, including claims incurred but not yet reported.

GOODWILL

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at dates of acquisition. Goodwill is being amortized generally over 40 years, except for goodwill of $28.6 million arising from Rockwell's acquisition of Miehle Goss Dexter which occurred prior to 1971 and is not being amortized. Accumulated amortization of goodwill totaled $26.0 million at September 30, 1996.

Management has reviewed the realizability of goodwill based on an overall evaluation of remaining useful lives and projected cash flows and profitability of RGS and has determined that there is no impairment at October 14, 1996.

INCOME TAXES

Income taxes are accounted for using the liability method, whereby deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the weight of both negative and positive evidence, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation reserve is established.

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

INCURRED BUT UNPAID MEDICAL CLAIMS

RGS provides benefits to active U.S. employees for medical care, dental care and prescription drugs. The liability for benefit claims which have been incurred but not paid is estimated to be $0.5 million at September 30, 1996.

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

Subsequent to November 3, 1995, the date as of which it issued its 1995 financial statements, RGS and its successor (see note 20) changed its estimates with respect to certain product and contract performance accruals, some of which related to sales recorded prior to October 1, 1995. The most significant change in estimates related to product performance accruals provided for the commercial and newspaper business lines. During 1996, RGS recorded additional accruals of $33.4 million for changes in estimates related to product and contract performance issues for sales recorded, or in the case of contract performance issues, for orders taken, prior to October 1, 1995.

FOREIGN CURRENCY TRANSLATION

The functional currency for the European and Japanese subsidiaries is the applicable local currency. The translation from the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains and losses resulting from such translations are included in Rockwell's net investment. The balance of cumulative translation adjustment at September 30, 1996 was $15.5 million and is included in Rockwell's net investment.

3.   FINANCIAL INSTRUMENTS

The Statements include customer notes receivable, long-term debt and foreign currency forward exchange contracts.

RGS provides financing for sales to certain customers in the form of promissory notes. The notes are collateralized by the equipment, accrue interest at varying rates (6.25% to 13.25%) based on the contractual terms of each agreement and generally have terms of up to ten (10) years. The accrual
                                       -54-

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

of interest is discontinued when a note becomes 90 days past due or when RGS is notified by the customer of a significant equipment problem.

RGS' customers are not concentrated by geographic area, but are concentrated in the publishing and printing businesses. RGS reviews a customer's credit history before extending credit and establishes an allowance for uncollectible amounts based on management's evaluation of the collectability of outstanding balances considering such factors as the payment status of the notes and management's estimate of the fair market value of the collateral. To reduce credit risk, RGS performs a review of the customer's credit history and retains a security interest on the equipment financed.

The estimated fair value of customer notes receivable was $213.8 million at September 30, 1996 based on prevailing interest rates for performing notes and on the collateral value of the related presses for past due notes.

RGS enters into foreign currency forward exchange contracts to protect against adverse currency rate fluctuations. The notional amounts of these contracts totaled $82.8 million at September 30, 1996, and the contracts mature at various dates through June 1997. RGS has deferred $2.5 million of losses on these contracts at September 30, 1996.

4.   ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 1996 are summarized as follows (in millions):

Trade accounts receivable                                 $124.3
Unbilled receivables                                         3.2
Less allowance for doubtful accounts                       (14.9)
                                                          ------
Accounts receivable, net                                  $112.6
                                                          ------
                                                            ------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


The activity of the allowance for doubtful accounts is summarized as follows (in millions):

                                   Year Ended
                                  ------------       Fourteen Days Ended
                                1995           1996     October 14, 1996
                               ------         ------   -----------------
Beginning of period             $5.1           $5.0          $14.9
Provision                        1.9           11.2            0.0
Charges                         (2.0)          (1.3)           0.0
                               -----          -----          -----
End of year                     $5.0          $14.9          $14.9
                               -----          -----          -----
                               -----          -----          -----



As of September 30, 1996 accounts receivable include $35.2 million of retainage held by customers pending final acceptance of equipment.

Unbilled receivables consists principally of revenues recognized on contracts under the units-of-delivery method of accounting. Unbilled receivables are billed in accordance with the terms of contract provisions and do not include any amounts subject to uncertainty as to their realization. Substantially all amounts are expected to be billed and collected within one year.

5.     CUSTOMER NOTES RECEIVABLE

Customer notes receivable at September 30, 1996 are summarized as follows (in millions):

Customer notes receivable                                   $244.7
Less allowance for doubtful notes                            (22.4)
                                                           --------
Notes receivable, net                                        222.3
Less current portion                                         (67.4)
                                                           --------
Long-term notes receivable, net                             $154.9
                                                           --------
                                                           --------

On October 1, 1995, RGS adopted Statement of Financial Accounting Standards No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which requires the evaluation of the collectibility of principal and contractual interest of certain impaired customer notes in assessing the need for an allowance for customer notes. Customer notes are considered impaired when, based on current information and events, it is probable that RGS will be unable to collect all amounts due according to the contractual terms of the note agreement. Impairment is measured based on the present value of expected future

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

cash flows discounted at the note's effective interest rate and/or the fair value of collateral. As of September 30, 1996, $49.8 million of customer notes are considered to be impaired, for which $9.6 million has been reserved for within the allowance for doubtful notes. The adoption of Statements of Financial Accounting Standards Nos. 114 and 118 did not have a material effect on the results of operations for the year ended September 30, 1996.

6.   INVENTORIES

Net inventories at September 30, 1996 are summarized as follows (in millions):

         Materials                                         $53.4
         Work in process                                    46.4
         Finished goods                                     24.8
         Long-term contracts                                16.6
         Parts                                              30.1
         Less allowance to reduce certain
            inventories to LIFO                            (22.5)
                                                          ------
                Inventories, net                          $148.8
                                                          ------
                                                          ------

Inventory valuation reserves were $43.2 million at September 30, 1996.

Long-term contracts consist of inventoried costs of assembled parts relating to unit of delivery contracts. Such inventoried costs include direct costs of manufacturing and allocable overhead costs which are not expected to be realized within one year. Inventoried costs under long-term contracts do not include any amounts subject to uncertainty as to their determination or realization.

7.   PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1996 are summarized below (in millions):

Land and land improvements                                 $  33.2
Buildings and building improvements                           77.9
Machinery, equipment and tooling                             255.7
Construction in progress                                       2.7
                                                            ------
    Total                                                    369.5
Less accumulated depreciation                               (229.1)
                                                            ------
      Property and equipment, net                           $140.4
                                                            ------
                                                            ------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


8.   OTHER ASSETS - INVESTMENT IN JOINT VENTURE

Shanghai Rockwell Graphic Systems Co. Ltd. ("SRGSL"), a joint venture with Shanghai Printing & Packaging Machinery Corporation, is accounted for using the equity method. SRGSL was formed in Shanghai, People's Republic of China, on December 8, 1993 and the joint venture agreement has an operating term of 40 years. SRGSL is engaged in the manufacture and sale of printing presses.

RGS has a commitment to contribute a total of $9.0 million, which includes equipment and technical support, and $1.0 million of cash, to SRGSL for a 60% interest in the joint venture after all such contributions have been made. As of September 30, 1996, RGS has contributed $6.6 million to the joint venture, which includes $1.6 million of cash and $4.2 million of machinery and equipment currently being refurbished or awaiting shipment to China.

9.   OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 1996 are summarized below (in millions):

  Product warranty costs                                   $  58.0
  Accrued contract costs                                      31.1
  Accrued product liability and workers' compensation costs   15.3
  Other                                                       27.9
                                                            ------
       Other current liabilities                            $132.3
                                                            ------
                                                            ------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

10.  INCOME TAXES

The operations of RGS in the U.S., U.K., and France are included in the consolidated income tax returns of Rockwell in each of these countries. Accordingly, the combined balance sheets do not include current income taxes receivable, payable or tax contingencies related to these operations. The income tax provisions included in the combined statements of operations have been determined as if RGS were a separate taxpayer.

The components of the provision (credit) for income taxes are as follows (in millions):


                                           Year Ended
                                       ------------------    Fourteen Days Ended
                                       1995           1996    October 14, 1996
                                      -----          -----   ------------------
     Current:
        United States                  $8.8          $(8.0)        $(1.5)
        Non-United States               7.4           10.9          (0.5)
        State and local                 1.6           (1.1)         (0.2)
                                      ------         ------        -------
     Total current                     17.8            1.8          (2.2)
                                      ------         ------        -------

     Deferred:
        United States                   4.9           (4.2)         (1.0)
        Non-United States               0.6           (0.7)          0.0
        State and local                 0.9           (0.6)         (0.2)
                                      ------         ------        -------
     Total deferred                     6.4           (5.5)         (1.2)
                                      ------         ------        -------
     Provision for income taxes       $24.2          $(3.7)        $(3.4)
                                      ------         ------        -------
                                      ------         ------        -------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:

                                            Year Ended
                                       -------------------   Fourteen Days Ended
                                       1995           1996     October 14, 1996
                                       -----          -----   ------------------
Federal statutory rate                 35.0%          35.0%          35.0%
Effect of:
   State and local taxes                2.7            8.8            4.0
   Goodwill amortization                3.1           (9.2)          (0.5)
   Foreign sales corporation benefit   (1.0)           6.0            0.0
   Foreign tax expense                  0.0          (19.0)          (1.9)
   Other                                0.3           (2.5)           0.8
                                       -----          -----          ------
Effective Tax Rate                     40.1%          19.1%          37.4%
                                       -----          -----          ------
                                       -----          -----          ------

  The domestic and foreign components of income (loss) before income taxes are as follows (in millions):

                                         Year Ended
                                    -------------------   Fourteen Days Ended
                                    1995           1996     October 14, 1996
                                    -----          -----   -------------------

Domestic                            $41.2         $(34.3)         $(7.2)
Foreign                              19.2           14.9           (1.9)
                                    -----          -----          ------
Total                               $60.4         $(19.4)         $(9.1)
                                    -----          -----          ------
                                    -----          -----          ------


Current and noncurrent deferred income tax assets at September 30, 1996 arise principally from the following (in millions):

Current:
 Inventory reserves                                          $11.7
 Product warranty reserves                                    10.4
 Self-insurance reserves                                       7.2
 Other                                                         7.4
                                                             ------
Total current asset                                          $36.7
                                                             ------
                                                             ------

Noncurrent:
 Notes receivable                                            $10.1
 Property and equipment                                      (17.6)
 Retirement benefits                                           4.8
                                                             ------
Total noncurrent liability                                   $(2.7)
                                                             ------
                                                             ------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


RGS has not provided for U.S. income and foreign withholding taxes on undistributed earnings of its Japanese subsidiary because management intends to permanently reinvest these earnings. Undistributed earnings of this subsidiary were $21.8 million and $22.1 million at October 14, 1996 and September 30, 1996, respectively, and the associated taxes would be $2.2 million and $2.2 million, respectively. Taxes on undistributed earnings of RGS' operations in the U.K. and France have not been provided as distributions to their respective parent companies are non-taxable transactions.

11.  PENSION PLANS

Rockwell has pension plans which cover certain RGS employees and provide for monthly pension payments to eligible U.S. employees upon retirement. Pension benefits for U.S. salaried employees are based on years of credited service and compensation. Pension benefits for certain U.S. hourly employees are based on years of service and specified benefit amounts. U.S. pension assets are primarily equity securities, U.S. Government obligations and fixed income investments whose values are subject to fluctuations of the securities market.

At September 30, 1996 the assets for the entire Rockwell International pension plan for U.S. employees of $9,961 million exceeded the accumulated benefit obligation of the plan of $7,941 million. The accumulated benefit obligations related to RGS participants in this plan at September 30, 1996 are as follows (in millions):

Accumulated benefit obligation, principally vested:
Active employees                                           $  63.9
Retired and other                                             96.8
                                                            -------
Total                                                       $160.7
                                                            -------
                                                            -------

Certain RGS employees in the United Kingdom participate in a pension plan sponsored by Rockwell. At September 30, 1996, assets of $11.1 million exceeded the accumulated benefit obligations of this plan of $9.7 million. The accumulated benefit obligation related to RGS participants in this plan was $7.4 million at September 30, 1996.

The combined statements of operations include $0.1 million, $2.3 million and $2.9 million for the fourteen days ended October 14, 1996 and the years ended September 30, 1996 and 1995, respectively, related to RGS' portion of the service cost of active participants of these pension plans in the U.S. and U.K. Amounts related to accrued pension obligations for participants and related assets of these plans are not included in RGS' combined balance sheets.

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


In addition, RGS has stand-alone pension plans covering certain of its employees in the United Kingdom, Germany and Japan. Amounts included in the accompanying combined balance sheet at September 30, 1996 for these stand-alone plans are as follows (in millions):

                                          Accumulated      Assets
                                           Benefits      Exceeding
                                           Exceeding    Accumulated
                                             Assets       Benefits
                                           ---------    -----------
Accumulated benefit obligations,
    principally vested                       $4.2          $43.6
Effect of salary increases                    1.6            9.0
                                            ------         -----
Projected benefit obligation                  5.8           52.6
Fair value of plan assets                     1.8           54.7
                                            ------         -----
Plan assets greater than (less than)
   projected benefit obligation              (4.0)           2.1
Unamortized amounts:
     Transition                               ---           (3.4)
     Net actuarial losses                    (0.1)           1.3
     Prior service cost                       0.3            4.1
                                            ------         -----
Prepaid (accrued) pension costs             $(3.8)          $4.1
                                            ------         -----
                                            ------         -----


Net pension cost for stand-alone RGS plans for non-U.S. employees included in the accompanying combined statement of operations consist of the following (in millions):


                                                                  Year Ended
                                                              -------------------  Fourteen Days Ended
                                                              1995           1996    October 14, 1996
                                                             -----          -----  -------------------
Service cost-benefits earned during the year                  $1.5           $2.1           $0.1
Interest accrued on accumulated benefit obligation             4.2            4.4            0.2
Expected return on plan assets                                (3.9)          (4.5)          (0.2)
Prior service cost amortization                                0.4            0.4            0.0
Amortization of net actuarial gains                            0.3            0.1            0.0
Transition asset amortization                                 (0.6)          (0.6)           0.0
                                                              -----          -----          ------
Net pension cost                                              $1.9           $1.9           $0.1
                                                              -----          -----          ------
                                                              -----          -----          ------



                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


The above pension amounts were determined using a June 30 measurement date and the following assumptions:

                                1995           1996
                             ----------     ---------
Discount rate                5.5% - 7.5%    4.0%-8.0%
Annual salary increase           4.5%          4.5%
Asset return                 5.5% - 9.0%    4.0%-9.0%

Rockwell sponsors defined contribution plans covering all U.S. RGS salaried employees and certain hourly employees. Employer contributions to these plans, which were charged to costs and expenses, totaled $0.2 million for the fourteen days ended October 14, 1996 and $3.7 million for the years ended September 30, 1996 and 1995, respectively.

12.  RETIREMENT MEDICAL PLANS AND POST EMPLOYMENT BENEFITS

Rockwell has retirement medical plans which cover RGS U.S. employees and provide for the payment of medical costs of eligible employees and dependents upon retirement. Since RGS employees participate in these Rockwell retirement medical plans, accrued post-retirement benefit obligations for participants in these plans are not included in RGS' combined balance sheet. The retirement medical obligation related to RGS participants in these plans is as follows (in millions):

                                        September 30,
                                            1996
                                           -----
Retirees                                   $34.8
Active employees:
  Eligible to retire                         9.2
  Not eligible                              11.9
                                           -----
Retirement medical obligations             $55.9
                                           -----


The combined statement of operations include $0.7 million in charges related to RGS' portion of service cost of active participants of these plans for 1996.

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

The above retirement medical amounts were computed using a June 30 measurement date and the following assumptions:

                                      1995           1996
                                      ----           ----
Discount rate                         7.50%          7.75%
Health care cost trend rate           8.50%          8.00%

The health care cost trend rate is assumed to decline to 5.5% after 2015.

13.  LEASES

RGS leases certain operating assets with various renewal options. Combined rental costs were $0.1 million, $3.2 million and $5.6 million for the fourteen days ended October 14, 1996 and for the years ended September 30, 1996 and 1995, respectively.

Minimum future rental commitments under non-cancelable operating lease arrangements at September 30, 1996 were (in millions):

          1997                          $0.3
          1998                           1.3
          1999                           1.2
          2000                           1.1
          2001                           0.7
          Thereafter                     0.1
                                        -----
          Total                         $4.7
                                        -----
                                        -----


14.  REVOLVING CREDIT FACILITIES

RGS Japan has revolving credit agreements with various banks which permit borrowings aggregating approximately $26.0 million at September 30, 1996. Borrowings under the credit facilities bear interest at the Japan prime rate which was 1.625% at September 30, 1996. The credit facilities generally do not contain expiration dates. Borrowings under three of the credit facilities totaling approximately $23.3 million are guaranteed by Rockwell. As of September 30, 1996, borrowings under all credit facilities totaled $13.3 million.

During the period ended September 30, 1996, Rockwell Systemes Graphiques Nantes S.A. (RGS' business in France) entered into credit facilities with two banks which permit borrowings up to $30.5

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


million bearing interest with rates ranging from the Paris Interbank Rate plus .25% to 4.00%. Borrowings under the credit facilities are guaranteed by Rockwell. As of September 30, 1996, borrowings under the credit facilities totaled $25.9 million.

15. RESEARCH AND DEVELOPMENT

Research and development costs were $0.9 million, $22.2 million and $15.8 million for the fourteen days ended October 14, 1996 and for the years ended September 30, 1996 and 1995, respectively, and are expensed as incurred.

16.  RELATED PARTY TRANSACTIONS

RGS purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell . Such purchases totaled $27.5 million in 1996 and $31.6 million in 1995. There were no material purchases for the fourteen days ended October 14, 1996.

A summary of changes in Rockwell's net investment in RGS for the year ended September 30, 1996 is as follows (in millions):

Balance at the beginning of year                            $543.1
Net loss                                                     (15.7)
Currency translation and other                                (8.5)
Allocation of common expenses from Rockwell                    8.5
Non-cash intercompany purchases                               27.5
Net transfers to Rockwell                                    (97.8)
                                                            -------
Balance at end of year                                      $457.1
                                                            -------
                                                            -------

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


17.  GEOGRAPHIC AND EXPORT SALES INFORMATION

The following table presents information about RGS by geographic area (in millions):


                             Period                     Asia
                              Ended     U.S.   Europe  Pacific   Eliminations    Total
                            --------    ----   ------  -------   ------------    -----
Net sales to customers      10/14/96    $3.7    $0.8    $0.1         $---        $4.6
                            09/30/96   406.7   206.7    84.8          ---       698.2
                            09/30/95   437.9   204.8    66.6          ---       709.3
Transfers between
   geographic locations     10/14/96     ---     0.1     ---         (0.1)        ---
                            09/30/96    13.6    27.3     ---        (40.9)        ---
                            09/30/95    11.6     6.5     ---        (18.1)        ---
Operating profit (loss)     10/14/96    (8.0)   (1.3)   (0.3)         ---        (9.6)
                            09/30/96   (24.1)   (4.5)    1.6          ---       (27.0)
                            09/30/95    36.3    15.0    (5.2)         ---        46.1
Net identifiable assets     09/30/96   451.4   272.5    92.1          ---       816.0


Transfers between geographic areas are recorded at amounts generally in excess of cost. The resultant income is assigned to the geographic area of manufacture. In computing operating profit, interest income and expense, other income and expense and income taxes have not been added or deducted.

Export sales from the U.S. were $0.6 million, or 13%, $182.6 million, or 26%, and $92.2 million, or 13% of the Company's net sales for the fourteen days ended October 14, 1996 and the years ended September 30, 1996 and 1995, respectively. These sales were principally to customers in South America.


18.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

In November 1995, the U.S. District Court for the Southern District of New York issued a judgment relating to a patent infringement matter that RGS is liable for damages and interest which management estimates to total approximately $17.0 million. At November 3, 1995, the date as of which it issued its 1995 financial statements, it was management's estimate that the minimum probable liability was $3.0 million and this amount was recorded in the combined statement of operations. Subsequent to November 3, 1995, management revised its estimate of the minimum probable liability and recorded an additional $1.0 million of expense during the year ended

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)

September 30, 1996. Pursuant to the Acquisition (see note 20), Rockwell has agreed to indemnify RGS for any damages that may be determined to be payable in such action and to treat such as a retained liability. The matter was settled in December 1996 by a payment by Rockwell to the plaintiff.

In the normal course of business, various lawsuits and claims are initiated against RGS related to sales contracts. One of these matters is a lawsuit brought by Daily News, LP alleging fraud, negligent misrepresentations, breach of contract, and bad faith in connection with the Daily News' 1994 purchase of Goss Newsliner printing presses. Daily News seeks compensatory and punitive damages in an unspecified amount. The Company believes the suit is spurious and meritless and is vigorously defending this matter. Other such claims included a lawsuit filed by a commercial press customer in February, 1996 seeking unspecified damages, and an arbitration proceeding initiated by another commercial press customer in June, 1996 seeking refunds and damages totaling $3.8 million. The Company and the customers have entered into settlement agreements with respect to these matters. The Company maintains as accrued liabilities reserves that are its present estimate of the total cost to fulfill its obligations under these settlement agreements.

As part of an asset purchase agreement with an acquirer of certain assets of the RGS business in 1988, the acquirer agreed to defend and indemnify RGS for certain product liability claims. The acquirer has initiated informal meditation proceedings against RGS and Rockwell alleging that certain information was recently received from RGS that materially increased the acquirer's risk for defending and indemnifying against the product liability claims. The acquirer is seeking to prospectively discharge its obligations for such defense and indemnity. As part of these proceedings, the acquirer also refused to indemnify RGS in three pending product liability claims which collectively are estimated to represent an exposure to RGS of approximately $1.0 million. While the ultimate resolution of these proceedings cannot presently be determined, management intends to vigorously defend against these matters and believes that their ultimate resolution will not have a material adverse effect on RGS' financial position, results of operations or liquidity.

RGS has pending against it or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial (including press performance issues) and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on RGS' financial position or liquidity, although it is possible that the resolution of such lawsuits, claims and proceedings could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

RGS has received either notices of potential liability or third-party claims under the federal Comprehensive Environmental Response, Compensation and Liability Act at six off-site disposal

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


facilities (Superfund Sites). RGS has entered into settlement agreements with the Environmental Protection Agency (EPA) at two of these sites and a settlement proposal is pending at a third site, none of which is material to the financial statements either individually or collectively. With respect to the fourth site, at which RGS has been named a potentially responsible party
(PRP), its share of the clean up costs are estimated to approximate $200,000 of the potential estimated cost for final site remediation of $10.0 million. At the fifth and sixth sites, RGS has been implicated as a PRP. However, RGS believes its involvement, if any, is not significant. Although current law imposes joint and several liability on any party determined to be responsible at a Superfund Site, management believes, based upon all available information, that the ultimate resolution of these matters will not have a material adverse effect on RGS' financial position, results of operations or liquidity.

RGS' Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its, and its predecessor company's, historical waste disposal practices. Recent data indicate that certain hazardous constituents in the groundwater have decreased over time, while the data on other constituents is inconclusive. Goss plans to submit a proposal to the Pennsylvania Department of Environmental Resources to terminate remediation at the site pursuant to recent statutory authority to determine cleanup limits consistent with the results of a site-specific risk assessment. Management has been advised that, given the site location and aquifer use, the proposal is technically appropriate and may result in the termination of groundwater remediation at this site. Management believes that any liability with respect to either continuing groundwater remediation or conducting a site-specific risk assessment in order to complete such remediation will not have a material adverse effect on RGS' financial position, results of operation or liquidity.

COMMITMENTS

Rockwell provides letters of credit to guarantee the performance of RGS under certain long-term contracts. Such letters of credit outstanding were $0.9 million as of September 30, 1996. The fair value of these letters of credit is estimated to approximate their contractual amounts.


19.  SUPPLEMENTAL CASH FLOW INFORMATION (IN MILLIONS)

                                               1995           1996
                                               ----           -----
Income tax payments (Japan)                    $0.1           $1.0
Interest payments (non-U.S.)                    0.4            1.1
Non-cash investment in joint venture            2.8            5.0

                          ROCKWELL GRAPHIC SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(continued)


20. ACQUISITION OF ROCKWELL GRAPHIC SYSTEMS

On October 14, 1996, Goss Graphic Systems, Inc., (the "Company") a Delaware corporation organized by Stonington Partners, Inc., on behalf of Stonington Capital Appreciation 1994 Fund L.P. (the "Fund") acquired RGS from Rockwell (the "Acquisition"). The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware") and Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of RGS. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.8 million which consisted of $525.9 million in cash, subject to certain adjustments, and 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc., ("Holdings") which directly owns all of the capital stock of the Company, and approximately $28.4 million of transaction and acquisition costs. The purchase price was subject to a post closing adjustment based upon the computation of certain working capital amounts. This adjustment totaled $7.8 million and is in addition to the $525.9 million mentioned above. The Acquisition has been accounted for under the purchase method of accounting.

Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of Holdings common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale of common stock to certain members of the Company's management (the "Management Placement"). Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and to pay related fees and expenses came from:
$225 million in proceeds from the Company's issuance of 12% Senior Subordinated Notes due 2006; $137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by RGS to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure is required pursuant to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors of Goss:

          NAME                  AGE            PERIOD SERVED/TERM*
         ------               ------         -----------------------
      Robert M. Kuhn             55         October 15, 1996 to Present
      J. Joe Adorjan             59         October 15, 1996 to Present
      Alfred C. Daugherty        74         October 15, 1996 to Present
      Robert F. End              42         October 15, 1996 to Present
      James J. Kerley            74         October 15, 1996 to Present
      Alexis P. Michas           39         October 15, 1996 to Present
      Robert J. Mylod, Jr.       30         October 15, 1996 to Present
      James P. Sheehan           55         October 15, 1996 to Present

___________________
 * Each director is elected for a one-year term.

ROBERT M. KUHN has served as Chairman of the Board and Chief Executive Officer of Goss since October 1996 and as President since October 1995. Prior thereto he served as Senior Vice President, Business Development of United Technologies Corporation and President of Hamilton Standard, the aerospace subsidiary of United Technologies since 1991.

J. JOE ADORJAN has served as Chairman of the Board, Chief Executive Officer and President of Borg Warner Security Corporation, a supplier of guard, alarm, armored transport, courier and other protective services, since January 1996, October 1995 and April 1995, respectively. Prior thereto he was President of Emerson Electric Co., a manufacturer of electronic, electrical and other products, from 1992 to 1995. Mr. Adorjan is also a Director of The Earthgrains Company, ESCO Electronics Corporation, Illinova Corporation and Loomis, Fargo & Co.

ALFRED C. DAUGHERTY was Chairman of Duracell International Inc., a manufacturer of premium batteries, and Executive Vice President of Dart Industries Inc., a maker of consumer products and chemical specialties, as well as a Director of both prior to his retirement on January 1, 1985. Mr. Daugherty is also a Director of Blue Bird Corporation.

ROBERT F. END has been a Partner and Director of Stonington since 1993. He has also been a Consultant of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., since 1994; a Director of MLCP since 1993; a Partner of MLCP from 1993 to 1994; and Vice President of MLCP from 1989 to 1993. Mr. End was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1993 to July 1994 and a Director of the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1993. Mr. End is also a Director of Packard BioScience Company and United Artists Theatre Circuit, Inc.

JAMES J. KERLEY served as non-executive Chairman of Rohr, Inc., a manufacturer of jet engine and other components for aircraft, from 1993 to 1994. Prior thereto he served as Vice Chairman and Chief Financial Officer of Emerson Electric Co., a manufacturer of electrical products and systems for consumer, commercial, industrial and defense markets. Mr. Kerley is also a Director of Borg-Warner Automotive, Inc. and DT Industries, Inc.

ALEXIS P. MICHAS has been the Managing Partner and a Director of Stonington since 1993 and the Managing Partner and a Director of Stonington II since 1994. He has also been a Director of Merrill Lynch Capital Partners, Inc. since 1989, a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Dictaphone Corporation and Packard BioScience Company.

ROBERT J. MYLOD, JR. has been a Principal of Stonington since January 1996 and an Associate of Stonington from 1993 to 1995. He has been a Consultant to Merrill Lynch Capital Partners, Inc. since 1994, an Associate of MLCP from 1993 to 1994 and an Analyst of MLCP from 1989 to 1992. Mr. Mylod was an Associate of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporate from 1993 to 1994.

JAMES P. SHEEHAN has been self-employed as a private investor since January
1994.   Prior thereto Mr. Sheehan served as President and Chief Operating
Officer of A.H. Belo Corp., a media company that publishes newspapers and televises programs through owned stations.

The following table sets forth information concerning the executive officers of Goss in addition to Robert M. Kuhn, who is listed above:


        NAME                 AGE                POSITION/TERM*
       ------               ----               -----------------
  William A. Boston          49      Vice President, Commercial Products
  William G. Ferko           43      Vice President and Chief Financial Officer
  Gloria L. Griesinger       36      Treasurer
  Jack E. Merryman           50      Vice President, General Counsel
                                     and Secretary
  Alan P. Sheng              53      Vice President, Global Technology
                                     and Development
  Brian J. Smith             43      Vice President, Human Resources
  B. Richard Surkamer        47      Vice President, Global Marketing
  Richard J. Sutis           54      Vice President, Asia Pacific
  Randall Thomas             48      Vice President and General Manager,
                                     Europe

____________________
* Officers are elected annually by the Board of Directors and can be removed at any time.

WILLIAM A. BOSTON has served as Vice President, Commercial Products since 1981.

WILLIAM G. FERKO has been Vice President, Chief Financial Officer and Principal Accounting Officer since 1996. Prior thereto he was Treasurer, Tenneco Automotive from 1994 to 1996; Vice President and Chief Financial Officer of Monroe Automotive Equipment from 1993 to 1994 and held various controller positions with Tenneco Packaging from 1987 to 1993.

GLORIA L. GRIESINGER has served as Treasurer since 1997. Prior thereto Ms. Griesinger served as Treasury Director - The Americas, Whirlpool Corporation from 1994 to 1997 and as Manager Treasury Analysis and Pension Investment, Ball Corporation from 1992 to 1994.

JACK E. MERRYMAN has served as Vice President, General Counsel and Secretary since 1996. Prior thereto Mr. Merryman served as General Counsel and Secretary for Reliance Electric Company, a subsidiary of Rockwell which makes industrial motors and drive systems, since 1995; as Assistant General Counsel & Assistant Secretary from 1993 to 1995; and as Senior Counsel from 1987 to 1993.

ALAN P. SHENG has served as Vice President, Global Technology and Development since 1992.

BRIAN J. SMITH has served as Vice President, Human Resources since 1996. Prior thereto Mr. Smith was Director of Global Human Resources Strategy for the Colgate-Palmolive Company since 1991.

B. RICHARD SURKAMER has served as Vice President, Global Marketing since 1997. Prior thereto he was Director of Marketing and Distribution, Tribune Company, a publisher of daily newspapers and electronic media, from 1996 to 1997, its Director of Metro Circulation from 1994 to 1996, and its Production Director from 1992 to 1994.

RICHARD J. SUTIS has served as Vice President, Asia Pacific since 1996. From 1994 to 1996 Mr. Sutis served as Vice President, Business Development and Strategy for Stevens International, Inc., a manufacturer and marketer of complete web fed printing and packaging systems. Prior thereto Mr. Sutis served as Goss's Director, Program Management from 1991 to August 1994.

RANDALL THOMAS has served as Vice President & General Manager, Europe since
1992.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth the cash compensation paid by Goss during fiscal 1997 and by Rockwell Graphic Systems, Inc. and or Rockwell International Corporation during fiscal 1996 and fiscal 1995 to (i) Goss's Chief Executive Officer, and (ii) each of Goss's four most highly compensated executive officers other than the CEO who were serving at September 30, 1997:

                   Summary Compensation Table

                                                                   ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR       SALARY    BONUS(1)    COMPENSATION
                                             ($)       ($)            ($)

William G. Ferko
Vice President & Chief           1997      157,500    110,565(2)       (3)
Financial Officer                1996         -          -
                                 1995         -          -

Robert M. Kuhn                   1997      554,600    545,738        200,004(4)
Chief Executive Officer          1996      400,000      -0-          135,587(5)
                                 1995         -          -


                                       -73

                                                                   ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR       SALARY    BONUS(1)    COMPENSATION
                                             ($)       ($)            ($)


Jack E. Merryman                 1997        163,300    110,565       (3)
Vice President, General          1996        131,668     35,000(2)
Counsel & Secretary              1995        110,560     25,000

Brian J. Smith                   1997        153,700    105,651       (3)
Vice President, Human Resources  1996        100,000     40,000(2)
                                 1995           -          -

Randall Thomas                   1997        200,093    133,275       (3)
Vice President &                 1996        180,400     92,400
General Manager, Europe          1995        177,400    151,599


__________________
1 Bonus amounts do not include retention and sale of business bonuses in the aggregate amount of $1,803,000 paid by Rockwell International Corporation to eleven officers subsequent to their cessation of employment by Rockwell.

2 In addition to this amount, Mr. Ferko received a signing bonus of $63,000. In addition to this amount, Mr. Merryman received a signing bonus of $63,670 when he joined Goss in June 1996. In addition to this amount,
     Mr. Smith received a signing bonus of $40,000 when he joined Goss in February 1996.
3    No disclosure required.
4 Includes $15,078 for company car, $2,252 for club dues, $2,139 for financial planning, $53,619 for long-term disability insurance, $44,700 for personal transportation costs and a $82,216 lump-sum relocation payment.
5 Includes $13,014 for company car, $8,589 for club membership fee and dues, $53,619 for long-term disability insurance, and $60,365 in personal transportation costs.


Goss has not granted any stock options, stock appreciation rights or shares of restricted stock. Key members of management, including the executive officers named above, have been granted stock and performance options, and independent directors have been awarded shares of restricted stock of, GGS Holdings Inc., Goss's sole common shareholder, pursuant to a Management Stock Incentive Plan as summarized by the following table:

                 GGS HOLDINGS INC. STOCK INCENTIVE PLAN TABLE


NAME AND PRINCIPAL POSITION       INCENTIVE      PERFORMANCE       SHARES OF
                                  OPTIONS*        OPTIONS*     RESTRICTED STOCK
William G. Ferko
Vice President & Chief
Financial Officer                  1,500           1,500            -0-

Robert M. Kuhn
Chief Executive Officer           13,000          13,000            -0-

Jack E. Merryman
Vice President, General Counsel
& Secretary                        3,000           3,000            -0-

Brian J. Smith
Vice President,
Human Resources                    1,250           1,250            -0-


Randall Thomas
Vice President & General
Manager, Europe                    3,250           3,250            -0-

J. Joe Adorjan
Director                            -0-             -0-            1,875

Alfred C. Daugherty
Director                            -0-             -0-            1,875

James J. Kerley
Director                            -0-             -0-            1,875

James P. Sheenan
Director                            -0-             -0-            1,875

All others as a group             12,450          12,450            -0-

__________________________

* Dollar value of all incentive and performance options is $48.09. See footnote 20 to 1997 financial statements.

The options vest and become exercisable ratably over a five year term provided
(i) the participant continues to be employed by GGS Holdings or a subsidiary in the case of incentive options and (ii) certain predetermined financial performance goals are met in the case of performance options. To date no options have been exercised. Restrictions on 20% of the restricted stock lapsed at the closing of the acquisition; the remaining restrictions will lapse ratably over four years.

PENSION PLANS

Goss does not maintain a pension or defined benefit plan for its domestic non-union employees. Prior to the acquisition, Mr. Merryman participated in the Rockwell Retirement Income Plan for Salaried Employees. Rockwell is solely responsible for, and has retained full power and authority with respect to the amendment and termination of, the plan. The estimated annual benefit at age 62 under the Rockwell retirement plan for Mr. Merryman is $23,627.

Goss assumed and adopted the Rockwell PMCX Pension Scheme for its U.K. employees in connection with the acquisition. Mr. Thomas participates in the renamed Goss Graphic Systems, Inc. United Kingdom Executive Pension Plan, which is contracted out of the earnings related portion of the state earnings related pension scheme (SERPS). Participants in the Plan pay reduced national insurance contributions with the Company making up the difference.

The benefit formula under the Plan is calculated as follows: 1/30th multiplied by the participant's final pensionable salary (the average of the previous 12 months basic annual salary) multiplied by pensionable service (years and months of continuous service from the date of entry into the Plan) minus an amount equivalent to the SERPS benefit accrued in respect to any pensionable service during which the participant was not contracted out of the SERPS. The overall maximum pension to which a participant is entitled under the Plan is 2/3rds of final pensionable salary minus the SERPS benefit to which the participant is entitled. Participants who retire on or after age 55 but before the normal retirement age of 60 receive a "reserved pension" which is generally reduced 3% for each year of early retirement.

At September 30, 1997, Mr. Thomas' estimated annual benefit at age 60 under the Plan was $129,509.

COMPENSATION OF DIRECTORS

Goss's independent directors receive $1,500 per board meeting and $750 per committee meeting attended with the exception of the committee chairman who receives $1,000 per committee meeting attended. All board members are reimbursed their travel and other expenses in connection with meeting attendance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Goss's common stock is owned by GGS Holding Inc. The common stock of GGS Holding Inc. is held by Stonington and certain of its affiliates, Merrill Lynch KECALP, the directors and certain members of management of Goss. (SEE
Item 11 above.)

Goss does not have any outstanding preferred stock. However, GGS Holdings has preferred stock outstanding that is held by Rockwell International Corporation. The terms of the preferred stock entitle Rockwell to elect two directors of GGS Holdings in certain events.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Goss paid Stonington $6.0 million in advisory fees in fiscal 1997 in connection with the acquisition.

Goss purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell. These purchases totaled $18.0 million in fiscal 1997. Also, in connection with the acquisition Rockwell agreed to provide Goss certain support services for which Goss paid Rockwell $4.5 million in fiscal 1997.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K.

     1.   Financial Statements

     - Consolidated Balance Sheet as of September 30, 1997, and Consolidated Statements of Operations, and Cash Flows for the year ended
          September 30, 1997, for Goss.

     - Combined Balance Sheet as of September 30, 1996, and Combined Statements of Operations and Cash Flows for the fourteen days ended October 14, 1996, and for the years ended September 30, 1996, and 1995 for Rockwell Graphic Systems, Inc.

     2.   Financial Schedules

          None

3.   Exhibits

      2.1     Stock and Asset Purchase Agreement dated as of
              April 26, 1996, between Rockwell International Corporation and Goss and Amendment to Stock and Asset Purchase
              Agreement dated as of July 18, 1996, between Rockwell
              International Corporation and Goss                             *

      3.1     Certificate of Incorporation of Goss                           *

      3.2     By-Laws of Goss                                                *

      4.1     Form of Indenture between Goss and The Bank of New York,
              Trustee relating to the 12% Senior Subordinated Notes
              due 2006                                                       *

      4.2     Credit Agreement among Goss and the parties named therein     **

      4.3     Form of Certificate of Designation of the 6% Redeemable
              Pay-in-Kind Preferred Stock of GGS Holdings, Inc.              *

      4.4     Mortgage Note and Mortgage between Goss Realty, L.L.C.
              and LaSalle National Bank relating to Westmont, Illinois
              facility.                                                     **

      4.5     Loan Agreements and related mortgage documents (summary
              English translations) between Goss Graphic Systems Japan
              and Sanwa Bank and Goss Graphic Systems Japan and Industrial
              Bank of Japan relating to Sayama, Japan facility              **

      10.1    Form of Subscription Agreement for the Management
              Placement***                                                   *

      10.2    Form of Subscription Agreement for Stonington Investment       *

      10.3    Form of Subscription Agreement for Equity Private Placement    *

      10.4    Form of Stockholders Agreement                                 *

      10.5    Employment Agreement dated as of September 26, 1996,
              between Goss and Robert M. Kuhn***                              *

      10.6    Form of Management Stock Incentive Plan***                      *

      10.7    Form of Incentive Option Agreement***                           *

      10.8    Form of Performance Option Agreement***                         *

      10.9    Form of Restricted Stock Agreement***                           *

      21.1    List of subsidiaries of Goss

      27.1    Financial Data Schedule

_______________

* Incorporated by reference to the exhibits to the Registration Statement of Goss as filed with the Securities and Exchange Commission, File No. 333-08421.

** Incorporated by reference to the exhibits to the Form 8-K of Goss as filed with the Securities and Exchange Commission on January 7, 1998.

***       Management Contract or compensatory plan or arrangement


(b)  Reports on Form 8-K.

          Goss did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

(c)  Exhibits.

          See the exhibit list included as part of paragraph (a) (3) above.

(d)  Financial Statement Schedules.

          None.
                                          -79-

                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized on January 8, 1998.

                                   GOSS GRAPHIC SYSTEMS, INC.

                                   By:  /s/ Robert M. Kuhn
                                        --------------------------------------
                                        Robert M. Kuhn, President and Chief
                                        Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on January 8, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

               NAME                               TITLE

/s/ Robert M. Kuhn
-------------------------------
Robert M. Kuhn                            President and Chief Executive Officer
                                          (Principal Executive Officer)

/s/ William G. Ferko
-------------------------------
William G. Ferko                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer)

/s/ J. Joe Adorjan
-------------------------------
J. Joe Adorjan                            Director

/s/ Alfred C. Daugherty
-------------------------------
Alfred C. Daugherty                       Director

/s/ Robert F. End
-------------------------------
Robert F. End                             Director

/s/ James J. Kerley
-------------------------------
James J. Kerley                           Director

/s/ Alexis P. Michas
-------------------------------
Alexis P. Michas                          Director

/s/ Robert J. Mylod, Jr.
-------------------------------
Robert J. Mylod, Jr.                      Director

/s/ James P. Sheehan
-------------------------------
James P. Sheehan                          Director