Form 10-Q
period 1997-12-31
GOSS GRAPHIC SYSTEMS INC
filed 1998-02-17
CIK 1018214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1997

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

Goss (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Goss had 100 shares of Common Stock outstanding at February 17, 1998, all of which were held by an affiliate.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               DECEMBER 31, 1997

                                     INDEX

PART I -- FINANCIAL INFORMATION                                                            PAGE
                                                                                           -----

 Item 1. Financial Statements.

    Balance Sheets -- December 31, 1997 and September 30, 1997........................           2

    Statements of Operations -- Three months ended
      December 31, 1997, two and one-half months
      ended December 31, 1996 and fourteen days ended
      October 14, 1996................................................................           3

    Statements of Cash Flows -- Three months ended
      December 31, 1997, two and one-half months
      ended December 31, 1996 and fourteen days ended
      October 14, 1996................................................................           4

    Notes to Financial Statements.....................................................           5

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations...............................................           7

PART II -- OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................................           9

SIGNATURES............................................................................          10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          1997           1997
                                                                                      -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................................    $    26.0      $    49.6
  Accounts receivable, net..........................................................        155.4          174.7
  Inventories, net..................................................................        209.2          163.8
  Other current assets..............................................................         18.6           10.8
                                                                                           ------         ------
  Total current assets..............................................................        409.2          398.9
Property and equipment, net.........................................................        166.8          167.8
Goodwill, net.......................................................................        317.1          315.3
Other assets........................................................................         33.7           24.8
                                                                                           ------         ------
  Total assets......................................................................    $   926.8      $   906.8
                                                                                           ------         ------
                                                                                           ------         ------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..................................................................    $    93.3      $   111.6
  Short-term debt...................................................................         95.8           49.6
  Current portion of long-term debt.................................................          7.7           10.6
  Advance payments from customers...................................................        120.8           84.9
  Other current liabilities.........................................................        147.6          171.4
                                                                                           ------         ------
  Total current liabilities.........................................................        465.2          428.1
Long-term debt, less current portion................................................        282.7          291.2
Other liabilities...................................................................         63.8           62.0
                                                                                           ------         ------
  Total liabilities.................................................................        811.7          781.3

Minority interest...................................................................          8.4            8.2

Common stock, 100 shares authorized and outstanding, $0.01 par value................          0.0            0.0
Additional paid in capital..........................................................        162.2          162.2
Retained earnings...................................................................        (52.5)         (41.9)
Cumulative translation adjustment...................................................         (3.0)          (3.0)
                                                                                           ------         ------
Total shareholder's equity..........................................................        106.7          117.3
                                                                                           ------         ------
Total liabilities and shareholder's equity..........................................    $   926.8      $   906.8
                                                                                           ------         ------
                                                                                           ------         ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                    COMBINED
                                                   CONSOLIDATED                   STATEMENT OF
                                             STATEMENT OF OPERATIONS               OPERATIONS
                                      --------------------------------------  (PREDECESSOR COMPANY)
                                       FOR THE THREE                          ---------------------
                                       MONTHS ENDED       FOR THE TWO AND       FOR THE FOURTEEN
                                       DECEMBER 31,    ONE-HALF MONTHS ENDED       DAYS ENDED
                                           1997          DECEMBER 31, 1996      OCTOBER 14, 1996
                                      ---------------  ---------------------  ---------------------
Net sales...........................     $   106.0           $    94.4              $     4.6
Cost of sales.......................          89.4                74.3                   10.2
Amortization of inventory step-up...           0.0                 9.8                    0.0
                                            ------              ------                  -----
  Gross profit......................          16.6                10.3                   (5.6)

Operating expenses..................          20.9                18.8                    3.8
Goodwill amortization...............           2.3                 1.9                    0.2
                                            ------              ------                  -----
  Operating profit..................          (6.6)              (10.4)                  (9.6)
Other income........................           0.1                 0.0                    0.7
Interest expense....................         (10.9)               (8.0)                  (0.2)
                                            ------              ------                  -----
  Loss before income taxes..........         (17.4)              (18.4)                  (9.1)
Provision/(benefit) for income
 taxes..............................          (6.8)                1.1                   (3.4)
                                            ------              ------                  -----
Net loss............................     $   (10.6)          $   (19.5)             $    (5.7)
                                            ------              ------                  -----
                                            ------              ------                  -----

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                 COMBINED
                                                                               STATEMENT OF
                                                  CONSOLIDATED                  CASH FLOWS
                                            STATEMENT OF CASH FLOWS            (PREDECESSOR
                                      ------------------------------------       COMPANY)
                                       FOR THE THREE     FOR THE TWO AND    -------------------
                                       MONTHS ENDED      ONE-HALF MONTHS     FOR THE FOURTEEN
                                       DECEMBER 31,           ENDED             DAYS ENDED
                                           1997         DECEMBER 31, 1996    OCTOBER 14, 1996
                                      ---------------  -------------------  -------------------
OPERATING ACTIVITIES:
  Net loss..........................     $   (10.6)         $   (19.5)           $    (5.7)
  Depreciation......................           5.1                4.7                  0.6
  Amortization of inventory
    step-up.........................           0.0                9.8                  0.0
  Amortization of intangible
    assets..........................           2.3                3.9                  0.2
  Changes in assets and liabilities:
    Accounts receivable.............          19.3               10.0                 27.4
    Inventory.......................         (45.4)              30.9                 (7.7)
    Accounts payable................         (18.3)             (27.6)                 3.1
    Customer advances...............          35.9               30.1                  9.1
    Other assets....................         (15.6)              25.1                 (7.5)
    Other liabilities...............         (21.8)             (45.4)                (2.5)
                                            ------            -------               ------
      NET CASH FROM OPERATING
        ACTIVITIES..................         (49.1)              22.0                 17.0
                                            ------            -------               ------

INVESTING ACTIVITIES:
  Capital expenditures..............          (4.2)              (1.0)                 0.0
  Other.............................           0.0                3.1                 (0.6)
  Investment in affiliate...........          (5.1)               0.0                  0.0
  Acquisition of Rockwell Graphic
    Systems, net of cash acquired of
    $7.2............................           0.0             (602.4)                 0.0
                                            ------            -------               ------
      NET CASH FROM INVESTING
        ACTIVITIES..................          (9.3)            (600.3)                (0.6)
                                            ------            -------               ------

FINANCING ACTIVITIES:
  Issuance of senior subordinated
    notes...........................           0.0              225.0                  0.0
  Sale of customer notes
    receivable......................           0.0              137.1                  0.0
  Capital contributions.............           0.0              162.1                  0.0
  Net borrowings under revolving
    credit facilities...............          46.2                1.6                  0.0
  Term loan, original amount
    borrowed........................           0.0               75.0                  0.0
  Repayment of term loan............          (9.1)               0.0                  0.0
  Repayment of mortgages............          (2.3)               0.0                  0.0
  Repayment of foreign long-term
    debt............................           0.0                0.0                (25.9)
  Net cash transferred from
    Rockwell........................           0.0                0.0                 11.6
                                            ------            -------               ------
  NET CASH FROM FINANCING
    ACTIVITIES......................          34.8              600.8                (14.3)
                                            ------            -------               ------

Net (decrease)/increase in cash.....         (23.6)              22.5                  2.1
Cash at the beginning of the
 period.............................          49.6                0.0                  2.3
                                            ------            -------               ------
Cash at the end of the period.......     $    26.0          $    22.5            $     4.4
                                            ------            -------               ------
                                            ------            -------               ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

1. BASIS OF PRESENTATION

    In the opinion of Goss Graphic Systems, Inc. ("Goss") the unaudited financial statements contain all adjustments, consisting solely of adjustments of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

    Data presented for the period ended December 31, 1996 does not include the fourteen-day period from October 1, 1996 through October 14, 1996. This brief "stub period" preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a three month period to a two and one-half month period. The consolidated statement of cash flows for 1997 included herein has been restated to reflect the final acquisition-date balance sheet.

2. INVENTORIES

    Net inventories are summarized as follows (in millions):

                                              DECEMBER 31,   SEPTEMBER 30,
                                                  1997           1997
                                              -------------  -------------
Materials...................................    $    70.5      $    61.7
Work in process.............................         62.7           42.2
Finished goods..............................         41.3           33.0
Parts.......................................         34.7           26.9
                                                   ------         ------
  Total inventories, net....................    $   209.2      $   163.8
                                                   ------         ------
                                                   ------         ------

3. DEBT

    The debt obligations of Goss are as follows (in millions):

                                              DECEMBER 31,   SEPTEMBER 30,
                                                  1997           1997
                                              -------------  -------------
Short-term debt.............................    $    95.8      $    49.6
Term loan...................................         12.8           21.9
Mortgage loans..............................         52.6           54.9
Senior subordinated notes...................        225.0          225.0
                                                   ------         ------
  Total debt................................    $   386.2      $   351.4
                                                   ------         ------
                                                   ------         ------

                           GOSS GRAPHIC SYSTEMS, INC.

4. CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

    In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment that Goss sold, disputes with customers over the performance and completion of installation of equipment, and workers' compensation claims by Goss's own employees.

    It is not presently possible to determine the outcome of these claims and lawsuits against Goss. However, Goss maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on Goss's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

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

    Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its, and its predecessor's, historical waste disposal practices. Goss currently is performing remediation and testing the site pursuant to a remediation proposal approved by the Commonwealth.

    Rockwell International Corporation (Goss's former owner) has agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1,000,000. Goss maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

COMMITMENTS

    Goss in certain instances provides letters of credit to guarantee the performance of presses under certain long-term contracts. Such letters of credit outstanding were $10.3 million as of December 31, 1997. Goss intends to perform fully the underlying contracts and does not expect to incur any material liability beyond customary amounts for warranty and similar claims.

5. SUBSEQUENT EVENTS

    On January 29, 1998 Goss amended and restated its $150.0 million revolving credit facility to permit borrowings up to $200.0 million in multiple currencies. The amended facility contains less restrictive financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Goss's 1997 first quarter, which ended December 31, 1996, does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a three month period to a two and one-half month period.

    Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1997 as they read the discussion below.

RESULTS OF OPERATIONS

NET SALES

    Goss's net sales for the first quarter of fiscal 1998 increased by 12.2% to $106.0 million due to a higher backlog of customer commitments at the end of fiscal 1997 which resulted in higher deliveries in the first quarter of 1998. The changes in net sales, including equipment and parts, by product line were:

    - Sales of small newspaper presses increased by 52.8% to $39.9 million. Two significant shipments in the quarter accounted for most of the increase. Also contributing to the overall increase is the inclusion of $4.6 million of sales by Goss's China joint venture which had been reported as an equity investment but now is consolidated for financial reporting purposes.

    - Sales of commercial presses more than doubled to $6.3 million due to the fact that there were no equipment shipments during the first quarter of fiscal 1997.

    - Sales of large newspaper presses decreased 4.1% to $57.9 million. The decrease reflects normal fluctuations in the large newspaper press business due to the timing of orders and shipments.

    - Sales of insert presses decreased by 67.2% to $1.9 million. Goss attributes this decrease to normal quarterly fluctuations in the demand for this product.

GROSS PROFIT

    Gross profit-- I.E., net sales less cost of sales and amortization of inventory step-up -- for the first quarter of fiscal 1998 increased by 59.8% to $16.6 million. Goss's gross profit margin increased from 11.0% in 1997 to 15.7% in 1998. In 1997, gross profit included $9.8 million in amortization of the step-up in the value of inventory following the acquisition. Excluding this non-recurring item, 1997 gross profit was $20.1 million or 21.3% of sales. Adjusted for this item, the decrease in gross profit and gross profit margin was primarily due to lower gross profit margins on sales to large and small newspapers. Further details on gross profit by product line (excluding amortization of the inventory step-up in 1997) are provided below:

    - For sales to large and small newspapers, gross profit decreased by 17.3% to $15.6 million. The gross profit margin for these sales decreased to 16.0% in 1998 from 21.9% in 1997. The decrease in gross profit and gross profit margin is due to costs attendant to the realignment and relocation of certain manufacturing from Goss's Reading, Pennsylvania facility to the Company's Cedar Rapids, Iowa facility and to the start-up of Universal 70 production at Reading.

    - Gross profit on sales of commercial press equipment increased from $0.8 million in 1997 to $1.2 million in 1998. The gross profit margin decreased from 37.8% in 1997 to 18.8% in 1998 due to unfavorable product mix.

    - Gross profit on sales of insert press equipment decreased by $0.7 million to a gross loss of $0.2 million in 1998 due to the low sales volume for this product.

OPERATING EXPENSES

    Operating expenses -- I.E., selling, general, administrative and research and development expenses -- increased by 11.2% to $20.9 million in 1998. This increase results from a comparison of the two and one-half month 1997 quarter with the three month 1998 quarter.

INTEREST EXPENSE

    Interest expense increased from $8.0 million to $10.9 million in 1998. The increase is due in part to the comparison of the two and one-half month 1997 quarter with the three month 1998 quarter and to increased borrowing under the Company's revolving credit facility during the 1998 quarter.

INCOME TAXES

    An income tax benefit of $6.8 million, at an effective rate of 39.1%, was recorded in 1998, as compared to the income tax provision of $1.1 million that was recorded in 1997. The 1998 rate is based on Goss's projected overall effective tax rate for the entire year, which will be re-evaluated periodically throughout the year. In 1997, an income tax benefit was not recorded primarily due to losses resulting from the amortization of the inventory step-up recorded in purchase accounting in the first year following the acquisition.

NET INCOME/LOSS

    Goss's net loss decreased from $19.5 million to $10.6 million in 1998. This decrease in net loss is attributable to the amortization of the inventory step-up in 1997 and the $6.8 million income tax benefit recorded in 1998, partially offset by lower gross profit margins in 1998 and the comparison of the two and one-half month 1997 quarter with the three month 1998 quarter.

FINANCIAL CONDITION

    In 1998 operating activities used $49.1 million of cash compared to 1997 when operating activities provided $22.0 million of cash. This negative cash flow from operations in 1998 is primarily due to the build up of inventory resulting from an increased backlog of customer commitments scheduled to ship during the remainder of fiscal 1998, a $7.8 million post-closing purchase price adjustment paid to Rockwell International Corporation on November 7, 1997 and the October 1997 semi-annual interest payment on the senior subordinated notes.

    Other than cash flow from operations, Goss's primary source of liquidity has been its secured bank facility. As of December 31, 1997, the facility permitted Goss to borrow up to $162.8; $150.0 million on a revolving basis and $12.8 on a term basis. As of December 31, 1997, borrowings and letters of credit under this facility totaled $157.8 million. On January 29, 1998, Goss amended and restated the facility to permit borrowings up to $200.0 million in multiple currencies. The amended facility contains less restrictive financial covenants.

    As a result of the acquisition, Goss is a leveraged business. As a consequence, Goss is dependent upon its bank facility to provide essential liquidity, and borrowings under that facility are dependent upon Goss's fulfillment of the facility's financial covenants. Should Goss at some future time not be able to satisfy those financial covenants it would significantly, and negatively, impact Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibit 3.1               Certificate of Incorporation of Goss*

           Exhibit 3.2               By-Laws of Goss*

           Exhibit 27.1              Financial Data Schedule

(b)        Reports on Form 8-K

           Goss's current report on Form 8-K, filed on February 12, 1998, is incorporated by reference.

* Incorporated by reference to the exhibits to the Registration Statement of Goss as filed with the Securities and Exchange Commission, File No. 333-08421.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOSS GRAPHIC SYSTEMS, INC.

                                By:             /s/ WILLIAM G. FERKO
                                     -----------------------------------------
                                                  William G. Ferko
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER AND
Date: February 17, 1998                    PRINCIPAL ACCOUNTING OFFICER)