Form 10-Q
period 1998-03-31
GOSS GRAPHIC SYSTEMS INC
filed 1998-05-20
CIK 1018214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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

Goss had 100 shares of Common Stock outstanding at May 15, 1998, all of which were held by an affiliate.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 MARCH 31, 1998

                                     INDEX

PART I -- FINANCIAL INFORMATION:                                                         PAGE NO.
                                                                                           -----

 Item 1. Financial Statements

    Consolidated Balance Sheet -- March 31, 1998 and September 30, 1997...............           2

    Consolidated Statement of Operations -- Three months ended
      March 31, 1998 and 1997.........................................................           3

    Consolidated Statements of Operations -- Six months ended
      March 31, 1998, the five and one-half months
      ended March 31, 1997 and the fourteen days ended
      October 14, 1996................................................................           4

    Consolidated Statement of Cash Flows -- Six months ended
      March 31, 1998, the five and one-half months
      ended March 31, 1997 and the fourteen days ended
      October 14, 1996................................................................           5

    Notes to Consolidated Financial Statements........................................           6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations...............................................           8

PART II -- OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K............................................          11

SIGNATURES............................................................................          12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                          MARCH 31,   SEPTEMBER 30,
                                                                                            1998          1997
                                                                                         -----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................   $    41.7     $    49.6
  Accounts receivable, net.............................................................       165.1         174.7
  Inventories, net.....................................................................       262.1         163.8
  Other current assets.................................................................        18.4          10.8
                                                                                         -----------       ------
  Total current assets.................................................................       487.3         398.9
Property and equipment, net............................................................       169.1         167.8
Goodwill, net..........................................................................       314.8         315.3
Other assets...........................................................................        29.0          24.8
                                                                                         -----------       ------
  Total assets.........................................................................   $ 1,000.2     $   906.8
                                                                                         -----------       ------
                                                                                         -----------       ------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable.....................................................................   $   102.2     $   111.6
  Short-term debt......................................................................       136.4          49.6
  Current portion of long-term debt....................................................         1.7          10.6
  Advance payments from customers......................................................       174.3          84.9
  Other current liabilities............................................................       161.5         171.4
                                                                                         -----------       ------
  Total current liabilities............................................................       576.1         428.1
Long-term debt, less current portion...................................................       274.8         291.2
Other liabilities......................................................................        60.1          62.0
                                                                                         -----------       ------
  Total liabilities....................................................................       911.0         781.3

Minority interest......................................................................         8.6           8.2

Common stock, 100 shares authorized and outstanding, $0.01 par value...................         0.0           0.0
Additional paid in capital.............................................................       162.2         162.2
Retained earnings......................................................................       (78.3)        (41.9)
Cumulative translation adjustment......................................................        (3.3)         (3.0)
                                                                                         -----------       ------
Total shareholder's equity.............................................................        80.6         117.3
                                                                                         -----------       ------
Total liabilities and shareholder's equity.............................................   $ 1,000.2     $   906.8
                                                                                         -----------       ------
                                                                                         -----------       ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                   FOR THE QUARTER
                                                                                                   ENDED MARCH 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Net sales......................................................................................  $   138.1  $   146.0
Cost of sales..................................................................................      115.6      109.5
Manufacturing restructuring charges............................................................        3.7        0.0
Amortization of inventory step-up..............................................................        0.0       11.9
                                                                                                 ---------  ---------
  Gross profit.................................................................................       18.8       24.6

Operating expenses.............................................................................       15.9       18.7
Research and product development...............................................................        7.6        4.4
Goodwill amortization..........................................................................        2.5        2.2
                                                                                                 ---------  ---------
  Operating profit.............................................................................       (7.2)      (0.7)

Other income...................................................................................        0.0        1.8
Interest expense...............................................................................       (9.9)     (10.8)
                                                                                                 ---------  ---------
  Loss before income taxes.....................................................................      (17.1)      (9.7)
Provision/(benefit) for income taxes...........................................................        8.7        0.0
                                                                                                 ---------  ---------
Net loss.......................................................................................  $   (25.8) $    (9.7)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                     COMBINED
                                                     CONSOLIDATED                  STATEMENT OF
                                               STATEMENT OF OPERATIONS              OPERATIONS
                                         ------------------------------------  (PREDECESSOR COMPANY)
                                          FOR THE SIX                          ---------------------
                                         MONTHS ENDED     FOR THE FIVE AND       FOR THE FOURTEEN
                                           MARCH 31,    ONE-HALF MONTHS ENDED       DAYS ENDED
                                             1998          MARCH 31, 1997        OCTOBER 14, 1996
                                         -------------  ---------------------  ---------------------
Net sales..............................    $   244.1          $   240.4              $     4.6
Cost of sales..........................        200.5              183.6                   10.2
Manufacturing restructuring charges....          8.1                0.0                    0.0
Amortization of inventory step-up......          0.0               21.8                    0.0
                                              ------             ------                  -----
  Gross profit.........................         35.5               35.0                   (5.6)

Operating expenses.....................         33.1               34.4                    3.1
Research and product development.......         11.4                7.6                    0.7
Goodwill amortization..................          4.9                4.1                    0.2
                                              ------             ------                  -----
  Operating profit.....................        (13.9)             (11.1)                  (9.6)
Other income...........................          0.2                1.8                    0.7
Interest expense.......................        (20.8)             (18.8)                  (0.2)
                                              ------             ------                  -----
  Loss before income taxes.............        (34.5)             (28.1)                  (9.1)
Provision/(benefit) for income taxes...          1.9                1.1                   (3.4)
                                              ------             ------                  -----
Net loss...............................    $   (36.4)         $   (29.2)             $    (5.7)
                                              ------             ------                  -----
                                              ------             ------                  -----

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                  COMBINED
                                                                                STATEMENT OF
                                                    CONSOLIDATED                 CASH FLOWS
                                              STATEMENT OF CASH FLOWS           (PREDECESSOR
                                         ----------------------------------       COMPANY)
                                          FOR THE SIX    FOR THE FIVE AND    -------------------
                                         MONTHS ENDED     ONE-HALF MONTHS     FOR THE FOURTEEN
                                           MARCH 31,           ENDED             DAYS ENDED
                                             1998         MARCH 31, 1997      OCTOBER 14, 1996
                                         -------------  -------------------  -------------------
OPERATING ACTIVITIES:
  Net loss.............................    $   (36.4)        $   (29.2)           $    (5.7)
  Depreciation.........................         10.1              12.1                  0.6
  Amortization of inventory step-up....          0.0              21.8                  0.0
  Amortization of intangible assets....          5.2               5.4                  0.2
  Changes in assets and liabilities:...
    Accounts receivable................          9.6               2.1                 27.4
    Inventory..........................        (98.2)             24.5                 (7.7)
    Accounts payable...................         (9.5)            (14.4)                 3.1
    Customer advances..................         89.4              17.9                  9.1
    Other assets.......................        (10.2)             28.0                 (7.5)
    Other liabilities..................        (11.5)            (56.1)                (2.5)
                                              ------           -------               ------
      NET CASH FROM OPERATING
        ACTIVITIES.....................        (51.5)             12.1                 17.0
                                              ------           -------               ------

INVESTING ACTIVITIES:
  Capital expenditures.................        (12.5)             (2.2)                 0.0
  Other................................         (0.2)             (3.7)                (0.6)
  Investment in affiliate..............         (5.3)              0.0                  0.0
  Acquisition of Rockwell Graphic
    Systems, net of cash acquired of
    $7.2...............................          0.0            (602.4)                 0.0
                                              ------           -------               ------
      NET CASH FROM INVESTING
        ACTIVITIES.....................        (18.0)           (608.3)                (0.6)
                                              ------           -------               ------

FINANCING ACTIVITIES:
  Issuance of senior subordinated
    notes..............................          0.0             225.0                  0.0
  Sale of customer notes receivable....          0.0             137.1                  0.0
  Capital contributions................          0.0             162.1                  0.0
  Net borrowings under revolving credit
    facilities.........................         86.8              17.3                  0.0
  Term loan, original amount
    borrowed...........................          0.0              75.0                  0.0
  Repayment of term loan...............        (21.9)              0.0                  0.0
  Repayment of mortgages...............         (3.3)              0.0                  0.0
  Repayment of foreign long-term
    debt...............................          0.0               0.0                (25.9)
  Net cash transferred from Rockwell...          0.0               0.0                 11.6
                                              ------           -------               ------
      NET CASH FROM FINANCING
        ACTIVITIES.....................         61.6             616.5                (14.3)
                                              ------           -------               ------

Net (decrease)/increase in cash........         (7.9)             20.3                  2.1
Cash at the beginning of the period....         49.6               0.0                  2.3
                                              ------           -------               ------
Cash at the end of the period..........    $    41.7         $    20.3            $     4.4
                                              ------           -------               ------
                                              ------           -------               ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company") the unaudited financial statements contain all adjustments, consisting solely of adjustments of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

    Data presented for the year-to-date period ended March 31, 1997 does not include the fourteen-day period from October 1, 1996 through October 14, 1996. This brief "stub period" preceded Goss's acquisition on October 15, 1996. As a result, year-to-date comparisons between fiscal 1998 and 1997 involve comparisons of a six month period to a five and one-half month period.

    The consolidated statement of cash flows for 1997 included herein has been restated to reflect the final acquisition-date balance sheet.

    Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in 1998.

2. INVENTORIES

    Net inventories are summarized as follows (in millions):

                                                  MARCH 31,   SEPTEMBER 30,
                                                    1998          1997
                                                 -----------  -------------
Materials......................................   $    95.1     $    61.7
Work in process................................        76.9          42.2
Finished goods.................................        62.8          33.0
Aftermarket parts..............................        27.3          26.9
                                                 -----------       ------
  Total inventories, net.......................   $   262.1     $   163.8
                                                 -----------       ------
                                                 -----------       ------

3. DEBT

    The debt obligations of Goss are as follows (in millions):

                                                  MARCH 31,   SEPTEMBER 30,
                                                    1998          1997
                                                 -----------  -------------
Short-term debt................................   $   136.4     $    49.6
Term loan......................................         0.0          21.9
Mortgage loans.................................        51.5          54.9
Senior subordinated notes......................       225.0         225.0
                                                 -----------       ------
  Total debt...................................   $   412.9     $   351.4
                                                 -----------       ------
                                                 -----------       ------

    On January 29, 1998, Goss amended and restated its $150.0 million revolving credit facility to permit borrowings up to $200.0 million in multiple currencies. The covenants contained in the credit facility must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the four

                           GOSS GRAPHIC SYSTEMS, INC.

3. DEBT (CONTINUED)
preceding fiscal quarters. Goss was in compliance with these covenants for the quarter ended December 31, 1997. For the quarter ended March 31, 1998, the lenders under the credit facility agreed to waive noncompliance as Goss did not satisfy these covenants. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

4. CONTINGENCIES

LEGAL CONTINGENCIES

    In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate Goss equipment, disputes with customers over the performance and completion of installation of equipment, and workers' compensation claims by Goss's own employees.

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

    Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its, and its predecessor's, historical waste disposal practices. Goss has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and is currently developing a monitoring proposal for submission to the Commonwealth.

    In connection with the sale of Goss, Rockwell International Corporation agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1,000,000. Goss maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Data presented for the year-to-date period ended March 31 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, year-to-date comparisons between fiscal 1998 and 1997 involve comparisons of a six month period to a five and one-half month period.

    Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1997 as they read the discussion below.

RESULTS OF OPERATIONS

NET SALES

    Goss's backlog of customer commitments for presses at March 31, 1998 was $818.9 million, the highest level since fiscal year 1991, and an increase of 58.0% from the level of $518.2 million at March 31, 1997. Net sales for the second quarter of fiscal year 1998 decreased by 5.4% to $138.1 million as compared to the second quarter of fiscal year 1997. Although the backlog increased significantly by 35% from the beginning of 1998 due to increased orders, sales for the second quarter decreased as shipments were deferred to later in the fiscal year at the request of customers. Net sales for the first six months of 1998 are $244.1 million, a slight increase of 1.5% from the first six months of 1997. The changes in net sales, including equipment and parts, by product line were:

    - Sales of large newspaper presses decreased 36.1% for the second quarter to $54.2 million and 22.8% for the first six months to $112.0 million. The decrease is the result of shipments deferred to later in the year at the request of customers in addition to normal fluctuations in the large newspaper press business.

    - Sales of small newspaper presses increased 54.8% for the second quarter to $54.8 million and 53.9% for the first six months to $94.8 million. Higher worldwide volumes accounted for most of this increase. Also contributing to the overall increase is the inclusion of $8.5 million of year-to-date sales by Goss's China joint venture which was reported as an equity investment until the third quarter of 1997 when Goss achieved a majority interest and now is consolidated for financial reporting purposes.

    - Sales of insert presses more than doubled for the second quarter to $13.5 million and increased 30.9% for the first six months to $15.4 million. The increase for the second quarter and the first six months is due to large shipments to one customer in the second quarter of 1998.

    - Sales of commercial presses decreased 21% for the second quarter to $15.6 million due to normal quarterly fluctuations in orders and shipments. For the first six months sales were unchanged from the prior year at $21.9 million.

GROSS PROFIT

    Gross profit, which reflects net sales less cost of sales, manufacturing restructuring charges and amortization of inventory step-up, decreased 23.5% to $18.8 million for the second quarter of fiscal 1998 and increased 1.3% to $35.5 million for the first six months. Goss's gross profit margin decreased from 16.9% to 13.6% for the second quarter and decreased from 14.6% to 14.5% for the first six months.

    Several significant non-recurring items affected these results. In 1997, gross profit reflected $11.9 million for the quarter and $21.8 million for the first six months in amortization of the step-up in value of inventory following Goss's 1996 acquisition. The 1998 results also have been impacted by additional costs resulting from the restructuring of the Company's U.S. manufacturing operations in 1997 and 1998. These costs, which totaled $3.7 million in the second quarter and $8.1 million in the first six months, consist of temporarily higher prices paid to new suppliers for tooling and startup and costs of maintaining temporarily idle facilities, including workforce realignments. Also, in the second quarter of 1998, the company re-evaluated the estimated cost to complete certain large newspaper contracts that were in backlog as of the beginning of fiscal 1998 resulting in a net $1.2 million charge.

    Excluding these non-recurring items, gross profit for the second quarter was $23.7 million or 17.2% of sales as compared to $36.6 million or 25.1% of sales in 1997. For the first six months, gross profit was $44.8 million or 18.4% of sales as compared to $56.8 million or 23.6% of sales in 1997. The decrease in gross profit and gross profit margin was associated with large newspaper and insert sales. Further details on gross profit by product line are provided below:

    - For sales to large and small newspapers, gross profit for the second quarter decreased by $10.9 million to $21.9 million and the gross profit margin decreased to 20.1% from 27.2% in 1997. For the first six months, gross profit decreased by $10.0 million to $41.6 million and gross profit margin decreased to 20.1% from 25.0% in 1997. The decrease in gross profit and gross profit margin is due to lower pricing and an unfavorable mix of products sold.

    - Gross profit on sales of commercial press equipment in the second quarter was unchanged from 1997 and gross profit margin increased to 18.1% from 14.3%. For the first six months, gross profit increased by $0.8 million to $4.5 million and the gross profit margin increased to 20.6% from 16.6% in 1997. The gross profit margin increase is due to a favorable mix of products sold.

    - Gross profit on sales of insert press equipment in the second quarter decreased by $1.9 million to a gross loss of $0.9 million. For the first six months gross profit decreased by $2.8 million to a gross loss of $1.3 million. The decrease in gross profit is due to an unfavorable mix of products sold and to startup costs associated with completing the first shipments of a newly developed press.

OPERATING EXPENSES

    Operating expenses -- I.E., selling, general and administrative expenses -- decreased by 15% to $15.9 million for the second quarter and by 3.8% to $33.1 million for the first six months as a result of lower commissions.

RESEARCH AND PRODUCT DEVELOPMENT

    Research and product development costs increased by $3.2 million to $7.6 million for the second quarter and by $3.8 million to $11.4 million for the first six months. In the second quarter of 1998, research and product development costs included $4.3 million of engineering costs associated with the development of a new insert press.

INTEREST EXPENSE

    Interest expense decreased by $0.9 million for the quarter and increased $2.0 million year-to-date. The year-to-date increase is due to increased borrowings under the Company's revolving credit facility during 1998 partially offset by lower interest rates.

INCOME TAXES

    Due to losses in certain jurisdictions, the projected overall effective tax rate was re-evaluated during the second quarter of 1998 resulting in a tax provision of $8.7 million for the second quarter and $1.9 million for the first six months.

FINANCIAL CONDITION

    In 1998 operating activities used $51.5 million of cash compared to 1997 when operating activities provided $12.1 million of cash. The negative cash flow from operations in 1998 is due to the net loss of $36.4 million, the $98.2 million build up of inventory resulting from an increased backlog of customer commitments scheduled to ship during the remainder of fiscal 1998, and a $7.8 million post-closing purchase price adjustment paid to Rockwell International Corporation on November 7, 1997, partially offset by increased customer advances.

    Other than cash flow from operations, Goss's primary source of liquidity is its revolving credit facility which permits borrowings up to $200 million including up to $175 million in letters of credit worldwide. As of March 31, 1998, borrowing and letters of credit under this facility totaled $181.9 million.

    Goss's revolving credit facility contains various financial covenants including covenants requiring Goss to maintain a minimum EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, and a maximum leverage ratio. These covenants are described more fully in Section 7.6 of the credit facility agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 8-K dated February 12, 1998 and is incorporated herein by reference. In general these covenants become more stringent over time.

    These covenants must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the four preceding fiscal quarters. Goss was in compliance with these covenants for the quarter ended December 31, 1997. For the quarter ended March 31, 1998, the lenders under the credit facility agreed to waive noncompliance as Goss did not satisfy these covenants. Goss attributes this noncompliance to the reasons described above under "Results of Operations" which include manufacturing restructuring charges in the U.S., a charge for the re-evaluation of the costs to complete certain large newspaper contracts and insert new product development costs, as well as delays in consummating certain anticipated sales.

    Discussions are ongoing with the lenders with respect to amending the covenants to reflect Goss's expected performance for the year, which has changed from the original business plan, as it is likely that Goss will not satisfy these same covenants as of June 30, 1998. Although Goss does not anticipate any significant difficulty in amending the credit facility, no assurance can be provided that these discussions will be successful.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit 4.3               Form of limited waiver to Amended and Restated
                                     Multicurrency Agreement among Goss and the parties
                                     named therein

           Exhibit 27.1              Financial Data Schedule

(b)        Reports on Form 8-K

           Current Report on Form 8-K, filed on February 12, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOSS GRAPHIC SYSTEMS, INC.

                                By:             /s/ WILLIAM G. FERKO
                                     -----------------------------------------
                                                  William G. Ferko
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER AND
Date: May 20, 1998                         PRINCIPAL ACCOUNTING OFFICER)