Form 10-Q
period 1998-06-30
GOSS GRAPHIC SYSTEMS INC
filed 1998-08-14
CIK 1018214

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ----------------------------

                                   FORM 10-Q

                    FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

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

Goss had 100 shares of Common Stock outstanding at August 13, 1998, all of which were held by an affiliate.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          GOSS GRAPHIC SYSTEMS, INC.
                                    INDEX





PART I - FINANCIAL INFORMATION:                                         PAGE NO.
-------------------------------                                         --------
   Item 1 - Financial Statements

      Consolidated Balance Sheet - June 30, 1998 and
      September 30, 1997                                                   2

      Consolidated Statement of Operations - Three months ended
      June 30, 1998 and 1997                                               3

      Consolidated Statements of Operations - Nine months ended
      June 30, 1998, eight and one-half months ended
      June 30, 1997 and fourteen days ended October 14, 1996               4

      Consolidated Statement of Cash Flows - Nine months ended
      June 30, 1998, eight and one-half months ended
      June 30, 1997 and fourteen days ended October 14, 1996               5

      Notes to Consolidated Financial Statements                           6

   Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 10

PART II - OTHER INFORMATION:

   Item 6 - Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                16

                        PART I  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                          GOSS GRAPHIC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                      JUNE 30,       SEPTEMBER 30,
                                                        1998              1997
ASSETS
Current assets:
  Cash and cash equivalents                             $32.6             $49.6
  Accounts receivable, net                              175.8             174.7
  Inventories, net                                      286.5             163.8
  Other current assets                                   21.6              10.8
                                                      -------            ------
  Total current assets                                  516.5             398.9
Property and equipment, net                             174.6             167.8
Goodwill, net                                           312.8             315.3
Other assets                                             30.5              24.8
                                                     --------            ------
    Total assets                                     $1,034.4            $906.8
                                                     --------            ------
                                                     --------            ------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                     $134.0            $111.6
  Short-term debt                                       165.2              49.6
  Current portion of long-term debt                       1.1              10.6
  Advance payments from customers                       153.8              84.9
  Other current liabilities                             165.7             171.4
                                                     --------            ------
  Total current liabilities                             619.8             428.1
Long-term debt, less current portion                    273.3             291.2
Other liabilities                                        62.5              62.0
                                                     --------            ------
    Total liabilities                                   955.6             781.3

Minority interest                                         8.6               8.2

Common stock, 100 shares authorized and
  outstanding, $0.01 par value                            0.0               0.0
Additional paid in capital                              162.2             162.2
Retained earnings                                       (88.4)            (41.9)
Cumulative translation adjustment                        (3.6)             (3.0)
                                                     --------            ------
Total shareholder's equity                               70.2             117.3
                                                     --------            ------
Total liabilities and shareholder's equity           $1,034.4            $906.8
                                                     --------            ------
                                                     --------            ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (IN MILLIONS)
                                    (UNAUDITED)

                                                FOR THE QUARTER ENDED JUNE 30,
                                                ------------------------------
                                                     1998             1997
                                                     ----             ----
Net sales                                           $208.1           $124.9
Cost of sales                                        177.8             96.6
Manufacturing restructuring charges                    4.2              0.0
Amortization of inventory step-up                      0.0             12.6
                                                    ------           ------
   Gross profit                                       26.1             15.7

Operating expenses                                    18.2             16.6
Research and product development                       3.5              3.6
Goodwill amortization                                  1.9              1.8
                                                    ------           ------
   Operating profit                                    2.5             (6.3)

Other income                                           0.0              3.1
Interest expense                                     (11.4)            (9.5)
                                                    ------           ------
   Loss before income taxes                           (8.9)           (12.7)

Provision/(benefit) for income taxes                   1.1              0.0
                                                    ------           ------
Net loss                                            $(10.0)          $(12.7)
                                                    ------           ------
                                                    ------           ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                   COMBINED
                                                      CONSOLIDATED                          STATEMENT OF OPERATIONS
                                                 STATEMENT OF OPERATIONS                     (PREDECESSOR COMPANY)
                                            ----------------------------------------        ------------------------
                                            FOR THE NINE         FOR THE EIGHT AND               FOR THE FOURTEEN
                                            MONTHS ENDED       ONE-HALF MONTHS ENDED                 DAYS ENDED
                                            JUNE 30, 1998          JUNE 30, 1997                  OCTOBER 14, 1996
                                            -------------      ----------------------             -----------------
Net sales                                        $452.2                $365.4                          $4.6
Cost of sales                                     378.2                 280.4                          10.2
Manufacturing restructuring charges                12.3                   0.0                           0.0
Amortization of inventory step-up                   0.0                  34.4                           0.0
                                                 ------                ------                         -----
           Gross profit                            61.7                  50.6                          (5.6)

Operating expenses                                 51.7                  51.1                           3.1
Research and product development                   14.8                  11.3                           0.7
Goodwill amortization                               6.8                   5.9                           0.2
                                                 ------                ------                         -----
           Operating profit                       (11.6)                (17.7)                         (9.6)

Other income                                        0.4                   3.5                           0.7
Interest expense                                  (32.2)                (26.6)                         (0.2)
                                                 ------                ------                         -----
           Loss before income taxes               (43.4)                (40.8)                         (9.1)

Provision/(benefit) for income taxes                3.1                   1.1                          (3.4)
                                                 ------                ------                         -----
Net loss                                         $(46.5)               $(41.9)                        $(5.7)
                                                 ------                ------                         -----
                                                 ------                ------                         -----

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                          GOSS GRAPHIC SYSTEMS, INC.
                           STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                                   COMBINED
                                                      CONSOLIDATED                          STATEMENT OF CASH FLOWS
                                                 STATEMENT OF CASH FLOWS                     (PREDECESSOR COMPANY)
                                            ----------------------------------------        ------------------------
                                            FOR THE NINE         FOR THE EIGHT AND               FOR THE FOURTEEN
                                            MONTHS ENDED       ONE-HALF MONTHS ENDED                 DAYS ENDED
                                            JUNE 30, 1998          JUNE 30, 1997                  OCTOBER 14, 1996
                                            -------------      ----------------------             -----------------
OPERATING ACTIVITIES:
  Net loss                                       $(46.5)                $(41.9)                        $(5.7)
  Depreciation                                     11.8                   19.4                           0.6
  Amortization of inventory step-up                 0.0                   34.4                           0.0

  Amortization of goodwill                          6.8                    5.9                           0.2
  Changes in assets and liabilities:

    Accounts receivable                            (1.1)                  34.2                          27.4
    Inventory                                    (122.6)                 (35.6)                         (7.7)
    Accounts payable                               22.4                   (3.8)                          3.1
    Customer advances                              68.9                   44.0                           9.1
    Other assets                                  (10.8)                  24.2                          (7.5)
    Other liabilities                              (5.0)                 (59.3)                         (2.5)
                                                 ------                -------                        -------
      Net cash from operating activities          (76.1)                  21.5                          17.0
                                                 ------                -------                        -------

INVESTING ACTIVITIES:
  Capital expenditures                            (21.5)                  (6.2)                          0.0
  Other                                            (0.6)                  (1.2)                         (0.6)
  Investment in affiliate                          (7.1)                   0.0                           0.0
  Acquisition of Rockwell Graphic
    Systems, net of cash acquired
    of $7.2                                         0.0                 (602.4)                          0.0
                                                 ------                -------                        -------
      Net cash from investing activities          (29.2)                (609.8)                         (0.6)
                                                 ------                -------                        -------

FINANCING ACTIVITIES:
  Issuance of senior subordinated notes             0.0                  225.0                           0.0
  Sale of customer notes receivable                 0.0                  137.1                           0.0
  Capital contributions                             0.0                  162.1                           0.0
  Net borrowings under revolving credit           115.6                   58.2                           0.0
    facilities
  Term loan, original amount borrowed               0.0                   75.0                           0.0
  Repayment of term loan                          (21.9)                   0.0                           0.0
  Repayment of mortgages                           (5.4)                   0.0                           0.0
  Repayment of foreign long-term debt               0.0                    0.0                         (25.9)
  Net cash transferred from Rockwell                0.0                    0.0                          11.6
                                                 ------                -------                        -------
    Net cash from financing activities             88.3                  657.4                         (14.3)
                                                 ------                -------                        -------
Net (decrease)/increase in cash                   (17.0)                  69.1                           2.1
Cash at the beginning of the period                49.6                    0.0                           2.3
                                                 ------                -------                        -------
Cash at the end of the period                     $32.6                  $69.1                          $4.4
                                                 ------                -------                        -------
                                                 ------                -------                        -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

GOSS GRAPHIC SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, consisting solely of adjustments of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

Data presented for the year-to-date period ended June 30, 1997 does not include the fourteen-day period from October 1, 1996 through October 14, 1996. This brief "stub period" preceded Goss's acquisition on October 15, 1996. As a result, year-to-date comparisons between fiscal 1998 and 1997 involve comparisons of a nine month period to an eight and one-half month period.

The consolidated statement of cash flows for 1997 included herein has been restated to reflect the final acquisition-date balance sheet.

Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in 1998.

2.    INVENTORIES

Net inventories are summarized as follows (in millions):


                                               June 30,        September 30,
                                                 1998              1997
                                                ------         -------------
     Materials                                   $120.5            $61.7
     Work in process                               73.0             42.2
     Finished goods                                64.8             33.0
     Parts                                         28.2             26.9
                                                 ------           -------
        Total inventories, net                   $286.5           $163.8
                                                 ------           -------
                                                 ------           -------


                            GOSS GRAPHIC SYSTEMS, INC.

3.    DEBT

The debt obligations of Goss are as follows (in millions):

                                               June 30,        September 30,
                                                 1998              1997
                                                ------         -------------
    Short-term debt                              $165.2            $49.6
    Term loan                                       0.0             21.9
    Mortgage loans                                 49.4             54.9
    Senior subordinated notes                     225.0            225.0
                                                 ------           ------
       Total debt                                $439.6           $351.4
                                                 ------           ------
                                                 ------           ------

On January 29, 1998 Goss amended and restated its $150.0 million revolving credit facility to permit borrowings up to $200.0 million in multiple currencies.

The covenants contained in the credit facility must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the preceding four fiscal quarters. Goss was in compliance with the covenants for the quarter ended December 31, 1997 but was not in compliance for the quarters ended March 31, 1998 and June 30, 1998. Goss sought and its lenders granted waivers of covenant compliance through August 31, 1998, the date by which Goss anticipates having completed amendments to the covenants to reflect its revised projected operating results. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

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

                           GOSS GRAPHIC SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its, and its predecessor's, historical waste disposal practices. Goss has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and recently submitted its monitoring proposal to the Commonwealth for approval.

In conjunction with the sale of Goss, Rockwell International Corporation agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1,000,000. Goss maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

Goss has not yet quantified the affects of adopting Statement 133 on its financial statements and has not determined the timing of or method of adopting Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

                                     ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Data presented for the year-to-date period ended June 30 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, year-to-date comparisons between fiscal 1998 and 1997 involve comparisons of a nine month period to an eight and one-half month period.

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1997 as they read the discussion below.

RESULTS OF OPERATIONS

Net Sales

Goss's net sales for the third quarter of 1998 increased by 66.6% to $208.1 million as compared to the third quarter of 1997. Net sales for the first nine months of 1998 are $452.2 million, an increase of 23.8% from the first eight and one-half months of 1997. The changes in net sales, including equipment and parts, by product line were:

- Sales of large newspaper presses increased 57.6% for the third quarter to $99.5 million and 1.5% for the first nine months to $211.5 million. The increase during the quarter was due to significant shipments to two European customers. For the first nine months, the favorable third quarter results offset lower sales during the first two quarters due to U.S. shipments deferred to later in the fiscal year at the request of customers.

- Sales of small newspaper presses increased 57.7% for the third quarter to $69.3 million and 55.5% for the first nine months to $164.1 million. Higher worldwide volumes, primarily of Universal presses, accounted for this increase.

- Sales of insert presses more than doubled for the third quarter from $12.4 million to $25.3 million and increased 68.3% for the first nine months to $40.7 million. The increase for the third quarter and the first nine months is due to significant shipments to a customer in the second and third quarters of 1998.

- Sales of commercial presses more than doubled for the third quarter from $5.4 million to $14.0 million and increased 31.1% for the first nine months to $35.9 million due to normal quarterly fluctuations in orders and shipments.

The United Steel Worker's Union at the Company's Reading, Pennsylvania facility went out on strike June 20, 1998. The Reading facility manufactures small newspaper, insert and commercial presses and during the first nine months of 1998 has accounted for approximately 16% of Goss's total sales volume. Management and the Union reached an agreement resolving the strike August 9, 1998. During the strike, operations continued on a limited basis and shipments were made from this facility. Certain shipments scheduled to be made in the third quarter slipped as a result of the strike but are now expected to ship in the fourth quarter. Although it is impossible to project the effect of the strike, it could have an effect on the full year's operating results.

Gross Profit

Gross profit, which reflects net sales less cost of sales, manufacturing restructuring charges and amortization of inventory step-up, increased 66.8% to $26.1 million for the third quarter of 1998 and increased 21.5% to $61.7 million for the first nine months. Goss's gross profit margin remained unchanged at 12.6% for the third quarter and decreased slightly from 13.9% to 13.6% for the first nine months of 1998.

Several significant non-recurring items affected these results. In 1997, gross profit reflected $12.6 million for the quarter and $34.4 million for the first nine months in amortization of the step-up in value of inventory following Goss's 1996 acquisition. The 1998 results have been affected by additional costs resulting from the restructuring of the Company's U.S. manufacturing operations. This restructuring, which began in 1997 and has continued into 1998, was undertaken in response to increased market demand for Goss's Universal presses. In the restructuring, the Company's Reading, Pennsylvania plant was converted into an assembly-only facility with Universal production capability and certain functions were outsourced to suppliers or relocated to Goss's Cedar Rapids, Iowa facility, resulting in additional non-recurring costs. These restructuring costs, which totaled $4.2 million in the third quarter and $12.3 million in the first nine months, consist of start-up costs paid to new suppliers, costs of maintaining temporarily idle facilities while U.S. plants were being restructured, and workforce realignments. Also, in 1998 the Company re-evaluated the estimated cost to complete certain large newspaper contracts that were in backlog as of the beginning of fiscal 1998, resulting in a net $1.6 million charge. The Company also incurred $2.2 million for the quarter and $4.0 million for the first nine months of unanticipated costs associated with completing the first shipments of a newly developed insert press and folder.

Excluding these non-recurring items, gross profit for the third quarter was $32.9 million or 15.8% of sales as compared to $28.3 million or 22.6% of sales in 1997. For the first nine months, gross profit was $79.6 million or 17.6% of sales as compared to $85.1 million or 23.3% of sales in 1997. The increase in gross profit during the quarter was due to higher sales volume partially offset by the mix of products sold and the effects of price competition. The decrease in gross profit and gross profit margin for the first nine months was due generally to the same reasons. Further details on gross profit by product line are provided below:

- For sales to large and small newspapers, gross profit for the third quarter increased by $2.4 million to $26.2 million and the gross profit margin decreased to 15.5% from 22.2% in 1997. For the first nine months, gross profit decreased by $7.6 million to $67.8 million and gross profit margin decreased to 18.1% from 24.0% in 1997. The increase in gross profit in the third quarter is due to higher sales volume partially offset by the mix of products sold. The decrease in gross profit and gross profit margin for the first nine months is due to lower pricing and the mix of products sold, partially offset by higher sales volume.

- Gross profit on sales of insert press equipment in the third quarter increased by $3.0 million to $5.3 million and the gross profit margin increased to 21.2% from 19.1% in 1997. For the first nine months gross profit increased by $1.9 million to $5.9 million and the gross profit margin decreased to 14.4% from 16.2% in 1997. These changes are due to the mix of products sold.

- Gross profit on sales of commercial press equipment in the third quarter decreased by $0.8 million to $1.4 million and the gross profit margin decreased to 9.9% from 39.7% in 1997. For the first nine months, gross profit increased by $0.1 million to $5.9 million and the gross profit margin decreased to 16.4% from 21.2% in 1997. The decrease in gross profit and gross profit margin is due to the mix of products sold.

Operating Expenses

Operating expenses -- I.E., selling, general and administrative expenses --increased 9.6% to $18.2 million for the third quarter and 1.2% to $51.7 million for the first nine months. The third quarter increase is due to higher agent commissions in 1998 and lower costs in 1997 resulting from the adjustment of bad debt reserves.

Research and Product Development

Research and product development costs decreased by $0.1 million to $3.5 million for the third quarter and increased by $3.5 million to $14.8 million for the first nine months. The year-to-date increase is due to engineering costs of $4.3 million associated with the development of a new insert press in the second quarter of 1998.

Other Income

Other income decreased by $3.1 million for the third quarter and for the first nine months. In 1997 other income was favorably affected by the settlement of certain customer disputes and foreign currency exchange gains.

Interest Expense

Interest expense increased by $0.9 million for the quarter and increased $5.6 million year-to-date. The year-to-date increase is due to increased borrowings under the Company's revolving credit facility during 1998 partially offset by lower interest rates.


FINANCIAL CONDITION

In the first three quarters of 1998, operating activities used $76.1 million of cash compared to the first three quarters of 1997 when operating activities provided $21.5 million of cash. The negative cash flow from operations in 1998 is due to the net loss of $46.5 million, the build up of inventory resulting from an increased backlog of customer commitments and a $7.8 million post-closing purchase price adjustment paid to Rockwell International Corporation on November 7, 1997, partially offset by increased customer advances.

Other than cash flow from operations, Goss's primary source of liquidity is its revolving credit facility which permits borrowings up to $200 million, including up to $175 million in letters of credit. As of June 30, 1998, borrowings and letters of credit under this facility totaled $190.5 million, an increase of $8.6 million from the end of the prior fiscal quarter.

Goss's revolving credit facility contains financial covenants requiring Goss to maintain a minimum EBITDA, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth. These covenants are described more fully in Section 7.6 of the January 29, 1998 credit facility agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 8-K dated February 12, 1998 and is incorporated herein by reference.

The financial covenants are based upon the Company's operating results and cash flows and, with the exception of the minimum net worth covenant, cover performance during the preceding four fiscal quarters. The covenants become more stringent over time. Covenant noncompliance entitles the lenders to declare a default under the credit facility and accelerate repayment of outstanding amounts.

Goss was in compliance with the covenants for the quarter ended December 31, 1997. For the quarter ended March 31, 1998 Goss was not in compliance due to the reasons described above under "Results of Operations" including manufacturing restructuring charges in the U.S., a charge for the re-evaluation of the costs to complete certain large newspaper contracts and the development of a new insert product, as well as delays in consummating certain anticipated sales. Goss sought and its lenders granted a waiver of such noncompliance through June 30, 1998 and commenced discussions with its lenders of proposed amendments to the credit facility and covenants to reflect the Company's revised projections of operating results and cash flows. Although Goss anticipated concluding the proposed amendments prior to its June 30, 1998 quarter end, the amendments were not finalized primarily due to the June 20, 1998 strike at the Company's Reading, Pennsylvania facility and the uncertainty of the effect of the strike on operating results. Goss's management and the Union reached an agreement resolving the strike on August 9, 1998. As a result of not obtaining the amendment, Goss was not in compliance with the covenants for the quarter ended June 30, 1998 and requested and was granted a further waiver until August 31, 1998.

Discussions are ongoing among Goss and its lenders with respect to the proposed amendments. Goss expects to conclude the amendments prior to the August 31, 1998 expiration date of the current waiver. In the event it does not, Goss will request a further waiver of covenant compliance from its lenders. There can be no assurance that further waiver will be provided, although recent discussions with the lead lenders indicate that it would be granted.

In addition to the revolving credit facility, Goss also is party to an indenture under which it issued $225 million in subordinated notes and mortgage loans on certain of its facilities. Copies of these agreements are included as Exhibits 4.1, 4.4 and 4.5 to Goss's Form 10-K for its fiscal year ended September 30, 1997 and are incorporated herein by reference. Should the lenders under the revolving credit facility not agree to an amendment of the covenants or provide a waiver and declare a default, that default could result in a default under these agreements. Goss's management believes it will be able to negotiate satisfactory arrangements with its lenders, however, there could be additional costs associated with the proposed amendment.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 4.7   Form of limited waiver to Amended and Restated
                            Multicurrency Agreement among Goss and the parties
                            named therein

              Exhibit 27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              Current Report on Form 8-K, filed on August 11, 1998.

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOSS GRAPHIC SYSTEMS, INC.

Date:  August 13, 1998                  By:  /s/ WILLIAM G. FERKO
                                            -----------------------------------
                                            William G Ferko, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)