Form 10-K405
period 1998-09-30
GOSS GRAPHIC SYSTEMS INC
filed 1999-01-14
CIK 1018214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                --------------------


                                     FORM 10-K

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

     Goss had 100 shares of Common Stock outstanding at January 12, 1999, all of which were held by an affiliate.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Goss's 1997 fiscal year ended September 30, 1997. The fiscal year data referred to in this Item does not include the fourteen day "stub period" from October 1, 1996 through October 14, 1996 which preceded the acquisition.

PRODUCTS AND SERVICES

WEB OFFSET PRESS SYSTEMS

All of the printing press systems manufactured by Goss use web offset technology. In "offset" printing, the text and images of a publication are photographically or electronically transferred onto flexible printing plates. The plates are wrapped around "plate cylinders" in a press unit. As a plate cylinder rotates, it is first coated with a water-based solution and then with an oil-based ink. Since the ink is oil based, it adheres only to the areas on the plate that are not covered with water (I.E., the text or image.) The ink on the plate then is transferred in a mirror-image to a second cylinder, a "blanket cylinder," which rotates to come into contact with the paper where the ink is transferred again, reversing from a mirror-image back to a normal image.

In the "web" printing process, the paper is fed continuously through the press from a large paper roll in a long ribbon that forms a complex web of paper. This contrasts with sheet-fed printing in which individual sheets of paper are fed through the press and printed one-by-one. Web printing is substantially faster than sheet-fed printing, and for larger print runs, more economical.

Printing press systems vary substantially in design and size. Typically, a large newspaper press system consists of multiple press units fed by separate paper rolls with the resulting webs being merged together, folded and cut. For multiple-color printing, the individual press units frequently are arranged into horizontal units or stacked in vertical "towers" several floors high with one unit for each of the basic colors. Press units vary in width and the number of plates contained on the plate cylinders, which facilitate printing in different formats. Commercial presses differ in that the webs run horizontally through the units and frequently there is additional auxiliary equipment, such as dryers and chilling units, designed specifically to meet commercial printing needs such as printing on high-gloss paper.

Large newspaper press systems typically range in price from $6 million to $100 million, while commercial press systems typically range between $4 million and $12 million and small newspaper and insert press systems typically range between $1 million and $8 million.

In addition to the press units manufactured by Goss, press systems include ancillary equipment such as electronic controls; reel stands which feed, splice and control paper tension; register and cut-off control devices; dampening systems; noise and dust control devices; and ink control devices. Each ancillary device is available from a number of suppliers, and Goss is not dependent upon any one supplier. In connection with its initiative to standardize the ancillary equipment on each of its major press systems (E.G., Newsliner, Universal), Goss has entered into long-term partnerships with certain suppliers.

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

NEWSPAPER PRESS SYSTEMS

Goss's core business, in which it has been engaged for 114 years, is the production of newspaper press systems. Goss produces "large newspaper" press systems, which use 50" and wider paper for large national and metropolitan newspapers, and "small newspaper" press systems, which use 36" wide paper for smaller regional and local newspapers. All are sold under the "Goss" trade name. Goss custom designs and engineers each newspaper press system to meet the specific printing requirements and physical space limitations of its customers.

Sales of new equipment to large newspaper customers, together with additions and modifications to existing equipment, accounted for approximately 44% of Goss's fiscal 1998 sales. Sales to and additions and modifications for small newspaper customers accounted for approximately 31% of Goss's fiscal 1998 sales. Goss's principal products in this area are its Newsliner (for large newspapers) and Universal (for small newspapers) models.

COMMERCIAL PRESS SYSTEMS

Sales from Goss's commercial press business represented approximately 6% of its fiscal 1998 sales. Goss's principal products in this area are its M16, G18 and G25 and special applications of its Universal product line. Until the acquisition, Goss sold commercial press systems under the "Baker-Perkins" and "Hantscho" trade names. Goss now is selling them under the "Goss" trade name.

INSERT PRESS SYSTEMS

Sales from Goss's insert press business represented approximately 7% of Goss's fiscal 1998 sales. Goss's principal products in this area are its Magnum and C700 models. These insert press systems also are marketed exclusively under the "Goss" trade name and are sold principally to customers in North America.

AFTERMARKET PARTS AND CUSTOMER SERVICE

Goss provides aftermarket parts and customer service in connection with the equipment that it has sold. Sales of aftermarket parts and equipment were approximately 12% of Goss's fiscal 1998 sales. Although some non-consumable parts are manufactured to customer order, as of September 30, 1998 Goss had parts in inventory of approximately $30.8 million. Service and technical support include site preparation and inspection, equipment installation, preventative and corrective maintenance, paper width changes and color capability upgrades. Service and technical support is provided by Goss's staff of approximately 275 field service engineers and additional field services engineers who work for Goss's international agents. (Elsewhere in this Report the financial results of Goss's aftermarket parts and customer service operations are reported as part of the product lines to which they are attendant.)

PRODUCT DEMAND, MARKETING AND COMPETITION

Goss's success is dependent upon the demand for its products in the heavily competitive market in which it operates.

DEMAND CHARACTERISTICS

Given the significant cost of presses, both industry and Goss's sales can vary substantially depending upon the timing of large press purchases. This phenomenon is exacerbated by the long useful life of newspaper presses -- typically twenty-five years -- and the deferability of press replacement.
During periods of economic growth, higher advertising expenditures lead to an increase in color and page count demand and the profitability of publishers, thus encouraging demand for printing presses generally to increase. Conversely, during periods of economic recession, demand for press capacity generally decreases. Over the longer term, Goss believes that continued demand for newspaper presses will be driven by a number of factors, including:

          - ECONOMIC GROWTH OF DEVELOPING COUNTRIES. Strong economic growth typically results in higher personal incomes and increased advertising expenditures. These factors, together with higher literacy rates, newspaper circulation, color content and page counts, drive demand for additional press capacity.

          - FINANCIAL MARKETS. Press demand can be impacted significantly by interest rates and currency fluctuations. In periods of high interest rates or low currency values for a potential purchaser's country, purchases can be deferred.

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

SALES FORCE

Goss maintains a direct sales force of approximately 65 individuals and an extensive network of 50 local agents covering 94 countries. A sale to a prospective customer can take several years from the initial planning phase to the final sale. As a consequence, Goss's sale process requires consistent long-term customer contact and service.

INTERNATIONAL OPERATIONS

During fiscal year 1998, approximately 48% of Goss's revenue was generated from sales by international operations. International sales and operating profit for prior years and identifiable assets attributable to foreign geographic territories are summarized in note 18 to Goss's 1998 financial statements contained in Part II.

BACKLOG

As of September 30, 1998, the total contract price of the backlog of customer commitments for presses and related installations was $637.1 million, a 5% increase in the backlog from September 30, 1997. Approximately 83% of this backlog is scheduled for delivery through December 31, 1999.

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

Goss's primary competitors for sales of large newspaper press systems are MAN Roland AG and Koenig & Bauer-Albert ("KBA") AG of Germany. Other suppliers are Wifag AG of Switzerland, Mitsubishi Heavy Industries Ltd. and Tokyo Kikai Seisakusho, Ltd. of Japan. Competing major suppliers of small newspaper press systems are MAN Roland and KBA. The major supplier of commercial presses in the U.S. is Heidelberg Web, a subsidiary of Heidelberger Druckmaschinen AG of Germany. Other competitors include MAN Roland and Mitsubishi. Goss's only significant competitor for insert printing press systems is Heidelberg Web.

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

On July 16, 1996, the U.S. Commerce Department issued final determinations that imports from Japan and Germany had been sold at less than fair value. On August 21, 1996, the ITC also determined that imports from Japan and Germany caused material injury or the threat of material injury to the U.S. industry. Based on these determinations, the U.S. Customs Service was directed to require cash deposits of anti-dumping duties with respect to such imports at rates that range from 30% to 62% AD VALOREM. On appeal, the anti-dumping orders were upheld by the Court of International Trade. The actual duties assessed could be increased or reduced through annual administrative reviews, which are currently underway The extent to which anti-dumping duties will benefit Goss's competitive position in the U.S. market, if at all, cannot be projected with assurance.

SIGNIFICANT SUPPLIERS AND CUSTOMERS

Raw materials and ancillary equipment utilized in Goss's press systems are available from a number of suppliers, and Goss is not dependent upon any one supplier.

The newspaper, commercial and insert printing businesses are substantially fragmented, and Goss is not dependent upon any one printer, or a related group of printers, for a material portion of its revenue.

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

Goss has an active research and development program and spent approximately $17.8 million, $14.1 million and $22.2 million on research and development in fiscal 1998, 1997 and 1996, respectively. Goss views its continuation of significant research and development activities as critical to its long-term competitiveness.

In 1997, Goss introduced its Advanced Digital Offset Printing Technologies concept press, "ADOPT-Registered Trademark-," which incorporates five break-through technologies: (1) a digitally imaged lithographic cylinder surface that is erasable and reusable, (2) single fluid lithography which requires no dampener, (3) variable cut-off, (4) shaftless and gearless drive, and (5) completely gapless cylinders. The result of a long-term research and development effort, Goss believes that certain of these technologies will be ready for market at the turn of the century.

Although patents and trademarks are critical to Goss's competitive role in its industry, no single or related group of patents or trademarks is material to Goss. Goss-Registered Trademark-, Newsliner-Registered Trademark-, Colorliner-Registered Trademark-, Metroliner-Registered Trademark-, Universal-Registered Trademark-, Community-Registered Trademark-, G18-Registered Trademark-, G25-Registered Trademark-, Magnum-Registered Trademark-, Suburban-Registered Trademark- and Urbanite-Registered Trademark- are registered trademarks belonging to Goss. Trademark applications are pending for "ADOPT", "Colorflow", "SSC Magnum" and "Uniliner".

EMPLOYEES

As of September 30, 1998 Goss's employees consisted of:



                                                             NUMBER OF
    SALARIED                                                 EMPLOYEES

    Executive Management                                             21

    Operations                                                      463

    Sales, Marketing and Customer Service                           461

    Engineering:

          Design and Product Engineering                            307

          Research and Product Development                           68

          Support                                                    34

    Finance and Information Systems                                 154

    Human Resources and Other                                        95
                                                                  -----

          Total Salaried                                          1,603

    HOURLY (1)                                                    1,710
                                                                  -----

    TOTAL                                                         3,313 (2)
                                                                  -----
                                                                  -----


Substantially all of Goss's hourly employees are represented by various national, local or trade unions and are covered by collective bargaining agreements.

(1) Does not include temporary employees hired from time to time to meet Goss's installation services requirements.
(2)  Includes 812 employees in Goss's China joint venture.

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

ITEM 2.   PROPERTIES

As of September 30, 1998, Goss's principal properties consisted of:




                                                                             SQUARE       PERCENT
FACILITY LOCATION       STATUS                    FUNCTION                    FEET       UTILIZED*
Reading, Pennsylvania   Owned    Assembly, engineering                       458,628        95%

Cedar Rapids, Iowa      Owned    Machining, assembly, engineering            346,200       100%

Preston, England        Owned    Administration, machining, assembly,        270,000       100%
                                 engineering, warehousing

Westmont, Illinois      Owned    Headquarters, sales, engineering            280,674        85%

Nantes, France          Owned    Administration, assembly, engineering,      263,300       100%
                                 warehousing

Cicero, Illinois        Leased   Staging, assembly, warehousing               79,556       100%

Sayama, Japan           Owned    Assembly, engineering, warehousing           75,280       100%

Westmont, Illinois      Leased   Parts warehouse                              33,350       100%

Offenbach, Germany      Leased   Parts warehouse                              10,000       100%

Tokyo, Japan            Leased   Administration, sales                        10,000       100%

Shanghai, China         Owned    Machining, assembly, engineering,           500,000       100%
                                 warehousing



*    Percent utilized assumed facility is operating one shift only.

Goss's Westmont facility secures a $29.4 million mortgage held by LaSalle National Bank. This mortgage matures in 2007, bears interest at 8.66% per annum and is being amortized on a 20-year schedule. The Sayama, Japan facility secures $19.8 million in mortgages held by Industrial Bank of Japan and Sanwa Bank, which mortgages mature in 2007, bear interest at 3.25% per annum and are being amortized over 10 years.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment sold by Goss, disputes with customers over the performance and completion of equipment installation, and workers' compensation claims by Goss's employees.

PRODUCT LIABILITY

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even though the equipment may be decades old. Goss maintains insurance with a $250,000 per occurrence deductible for product liability claims made after October 15, 1996. In connection with the acquisition, Goss assumed product liability claims made prior to October 15, 1996 for which Rockwell had a self-insured retention of $2 million and a $1 million per occurrence deductible.

EQUIPMENT PERFORMANCE AND INSTALLATION

Printing equipment is complex and expensive, and when disputes arise regarding the performance and completion of installation of equipment, it is not uncommon for those disputes to involve significant amounts. In some instances, those disputes result in litigation. No litigation of this type is currently pending that management believes is likely to be material.

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

Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. Goss has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval.

Rockwell has agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1 million.

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

                                       PART II

ITEM 5.  MARKET FOR GOSS'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Goss's common stock is held by GGS Holdings, Inc., which was formed by Stonington Partners, Inc. for the purpose of acquiring Goss from Rockwell International Corporation. Accordingly, there is no trading market for Goss's common stock.

Since the acquisition, Goss has not paid any cash dividends nor does it expect to pay any in the foreseeable future. In addition, Goss's credit arrangements impose substantial restrictions on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from Goss's accounting records for fiscal 1998 and 1997 and from the accounting records of Rockwell Graphic Systems, Inc., as owned and managed by Rockwell International Corporation, for the three prior fiscal years. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, the data presented for 1998 and 1997 may not be comparable to data for years prior to the acquisition. Readers are urged to consider this data in conjunction with the audited financial statements and related footnotes contained in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.

Data  presented  for the   fiscal  year ended  September 30, 1997 does not
include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period.



                                                                         COMBINED
                                                                           DATA
                                                                      FOR THE PERIOD     COMBINED DATA FOR THE
                                           CONSOLIDATED DATA FOR THE       ENDED        YEARS ENDED SEPTEMBER 30,
                                           YEARS ENDED SEPTEMBER 30,    OCTOBER 14       (PREDECESSOR COMPANY)
                                           -------------------------    ----------      -------------------------
                                                1998       1997            1996       1996       1995       1994
                                                ----       ----            ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:

Business line net sales
         Newspaper                           $    647.7  $   529.3    $     3.1  $   586.8  $   547.2  $   485.8
         Commercial                                62.6       62.8          0.3       58.2      103.4      101.7
         Insert                                    53.8       40.7          1.2       53.2       58.7       60.7
                                             ----------  ---------    ---------  ---------  ---------  ---------
                   Total net sales                764.1      632.8          4.6      698.2      709.3      648.2

Business line operating income (loss) (a)

         Newspaper                                (21.2)      46.4         (2.7)      25.2       71.2       44.5
         Commercial                               (14.9)      (1.4)        (6.2)     (38.6)     (13.7)     (17.0)
         Insert                                   (19.4)       3.2         (0.5)       3.8        5.0        5.5
                                             ----------  ---------    ---------  ---------  ---------  ---------
                   Total business line            (55.5)      48.2         (9.4)      (9.6)      62.5       33.0
                   operating income (loss)

Rockwell common expense allocation (b)              0.0        0.0         (0.1)      (8.5)      (8.3)      (6.8)

Patent litigation (c)                               0.0        0.0          0.0       (1.0)      (3.0)       0.0

Restructuring charges (d)                           0.0        0.0          0.0       (3.9)       0.0        0.0

Customer notes operating and bad debt
expense (e)                                         0.0        0.0         (0.1)      (4.0)      (5.1)     (19.6)

Amortization of inventory step-up (f)               0.0      (46.7)         0.0        0.0        0.0        0.0
                                             ----------  ---------    ---------  ---------  ---------  ---------

Operating profit (loss)                           (55.5)       1.5         (9.6)     (27.0)      46.1        6.6

Other income (expense), net                        (5.2)       1.0          0.0       (3.5)       1.9       (2.1)

Income (loss) before interest, income
taxes, cumulative effect of an accounting
change and extraordinary item                     (60.7)       2.5         (9.6)     (30.5)      48.0        4.5

Interest income (expense), net                    (46.4)     (38.7)        (0.2)      (6.0)       0.0       (3.4)

Customer notes interest income, net                 0.0        0.0          0.7       17.1       12.4       13.6
                                             ----------  ---------    ---------  ---------  ---------  ---------

Income (loss) before income taxes,
cumulative effect of an accounting change
and extraordinary item                           (107.1)     (36.2)        (9.1)     (19.4)      60.4       14.7



Income tax (provision) credit                      (7.6)      (0.5)         3.4        3.7      (24.2)      (5.3)

Extraordinary loss on early
extinguishment of debt                              0.0       (5.2)         0.0        0.0        0.0        0.0
                                             ----------  ---------    ---------  ---------  ---------  ---------


Net income (loss)                            $   (114.7) $   (41.9)   $    (5.7) $   (15.7) $    36.2  $     9.4
                                             ----------  ---------    ---------  ---------  ---------  ---------
                                             ----------  ---------    ---------  ---------  ---------  ---------

OTHER DATA:

Backlog (at period end)                      $    637.1  $   606.1    $   388.7  $   480.7  $   537.7

Depreciation and amortization                      26.7       78.5          0.8       27.2       29.7       29.3

Other non cash items                                2.6        0.3          0.0        0.0        0.0        0.0

EBITDA (g)                                        (24.6)      80.3         (5.0)      57.4       83.9       55.5

Net cash provided by (used for) operating
activities                                        (60.9)      17.6         17.0       71.5      157.5       71.3

Net cash used for investing activities            (36.7)    (616.4)        (0.6)     (14.7)      (9.4)     (25.7)



Net cash provided by (used) for financing
activities                                         78.1      648.4        (14.3)     (61.2)    (155.5)     (37.2)

Capital expenditures                               27.0       11.0          0.0        5.9       11.5       11.6

Balance sheet data (at period end):

Total assets                                    1,016.1      906.8                   816.0      947.0      950.9

Total debt                                        429.4      351.4                    39.2        2.6        4.1

Net equity                                         (0.2)     117.3                     n/a        n/a        n/a

Rockwell's net investment in Rockwell
Graphic Systems                                     n/a        n/a               $   457.1  $   543.1  $   628.7




(a) Business line operating income for 1996 includes a $33.4 million charge for a change in accounting estimate with respect to certain product and contract performance accruals relating to years prior to fiscal 1996.

(b) Rockwell common expense allocation represents expenses charged by Rockwell on a percentage of sales basis for administrative and management services such as corporate oversight, cash management, treasury, legal, patent, tax, insurance, general management and administration, corporate accounting and communication services.

(c) Patent litigation represents expenses related to an alleged patent infringement, the liability for which was retained by Rockwell. See note 18 to the 1996 audited combined financial statements.

(d) The restructuring charge recorded in 1996 represents reserves associated primarily with severance payments for terminated employees and the closure of certain redundant facilities.

(e) Customer notes operating expenses and bad debt expenses represent expenses associated with Goss's portfolio of customer notes which was sold in conjunction with the acquisition.

(f) Amortization of inventory step-up resulting from the utilization of the purchase method of accounting as part of the acquisition. The inventory step-up was fully amortized at September 30, 1997.

(g) EBITDA represents business line operating income less Rockwell common expense allocation and amortization of inventory step-up plus depreciation and amortization and other non-cash items. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to operating income as determined in accordance with GAAP, as an indicator of Goss's operating performance or as an alternative to net cash provided by (used for) operating activities as determined in accordance with GAAP. In 1996, EBITDA excludes $48.3 million of charges relating to certain product and performance accruals which the company considers to be of a non-recurring nature, of which $33.4 million relates to changes in estimates for product and contract performance issues for sales recorded, or, in the case of contract performance issues, for orders taken, prior to October 1, 1995. In 1998, EBITDA includes $1.6 million of other income which consists primarily of interest income and minority interest expense.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goss's fiscal year ended September 30, 1998. Data presented for the fiscal year ended September 30, 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period. In addition, fiscal 1996 information relates to the business of Rockwell Graphic

Systems, Inc. as owned and managed by Rockwell International Corporation. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, year-over-year comparisons of fiscal data may not provide a fully accurate view of Goss's current business or future prospects.

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report as they read the discussion below.

RESULTS OF OPERATIONS -- FISCAL 1998 AND FISCAL 1997

NET SALES

Goss's net sales for fiscal 1998 increased by 20.7% to $764.1 million due primarily to a higher order backlog at the end of fiscal 1997 which resulted in higher deliveries in fiscal 1998. The changes in net sales, including equipment and parts, by product line were:

     - Sales of large newspaper presses increased 5.4% for fiscal 1998 to $389.2. Sales in the web offset printing press business regularly fluctuate due to the timing of large orders, as was the case in fiscal 1998 in which there was a major sale to a European customer. Also contributing to the increase during fiscal 1998 were significant sales to two Pacific Rim customers. These increases were offset by a $20.3 million reduction in sales in the U.S. primarily due to shipments deferred to fiscal 1999 at the request of customers and as a result of additional engineering requirements relating to newly developed presses that otherwise would have shipped.

     - Sales of small newspaper presses increased 61.4% for fiscal 1998 to $258.5 million. Higher worldwide volumes, primarily of Universal presses in the U.S. and Europe, which more than doubled in fiscal 1998, accounted for this increase.

     - Sales of insert presses increased 32.3% for fiscal 1998 to $53.8 million. The increase was due to significant shipments to a customer in the second and third quarters of 1998.

     -    Sales of commercial presses generally were unchanged at $62.6 million.

GROSS PROFIT

Gross profit, which reflects net sales less cost of sales and amortization of inventory step-up, decreased 33.9% to $60.7 in fiscal 1998. Goss's gross profit margin decreased from 14.5% in fiscal 1997 to 8.0% in fiscal 1998.

Several significant items affected these results. In 1997, gross profit reflected amortization of a $46.7 million step-up in the value of inventory following Goss's 1996 acquisition. The 1998 results were affected by additional costs resulting from the realignment of Goss's U.S. manufacturing operations during a time of increased production volumes. This realignment, which began in 1997 and continued into 1998, was undertaken in response to increased market demand for Goss's Universal presses and the desire to reduce manufacturing costs. In the realignment, Goss's Reading, Pennsylvania plant was converted into an assembly-only facility with Universal production capability and certain functions were outsourced to suppliers or relocated to Goss's Cedar Rapids, Iowa facility. These costs, which totaled $13.8 million, generally consisted of start-up costs paid to new suppliers, costs of maintaining temporarily idle facilities while production was being moved, and workforce realignments.

Through the end of fiscal 1998, Goss has pursued a business strategy with the objective of substantially increasing the level of orders and backlog. Pursuant to this strategy, Goss entered into several large contracts in the Americas to supply newly-developed newspaper press models at highly competitive price levels. The heavy production levels associated with these contracts, and the additional effort required to accommodate the new models and features, placed heavy demands on the U.S. production and engineering facilities, which were already affected by manufacturing realignment activities. As a result, several of these contracts, are in a loss position. These loss contracts, some of which were shipped in 1998 and some of which remain in backlog at September 30, 1998, resulted in a net charge of $24.5 million in 1998. Also pursuant to this strategy, Goss purchased significant amounts of materials in the U.S. based upon anticipated orders. These orders did not occur as anticipated, resulting in a significant growth in inventory. Consequently, in the fourth quarter of 1998, Goss evaluated the net realizable value of its inventories and recorded a charge of $17.1 million to reflect current net realizable values. During fiscal 1998, Goss also incurred $4.0 million of unanticipated costs associated with completing its first shipments of a newly-developed insert press and folder.

Excluding these significant items which totaled $59.4 million in 1998 and $46.7 million in 1997, gross profit for fiscal 1998 was $120.1 million or 15.7% of sales as compared to $138.7 million or 21.9% of sales in 1997. The decrease in gross profit and gross profit margin in fiscal 1998 was due generally to the effects of price competition and the mix of products sold. Further details on gross profit by product line, excluding the significant items mentioned above, are provided below:

     - For sales to large and small newspapers, gross profit for fiscal 1998 decreased by $4.6 million to $114.5 million and the gross profit margin decreased to 17.7% from 22.5% in 1997. The decrease in gross profit and gross profit margin for fiscal 1998 was due to lower pricing and the mix of products sold. Several large newspaper contracts that shipped in 1998 did not contribute any gross profit .

     - Gross profit on sales of insert press equipment for fiscal 1998 decreased by $7.6 million to $0.8 million and the gross profit margin decreased to 1.4% from 20.6% in 1997. These changes are due to lower pricing and the shipment in 1998 of a major contract for a newly developed press and folder which was in a loss position.

     - Gross profit on sales of commercial press equipment for fiscal 1998 decreased by $6.4 million to $4.8 million and the gross profit margin decreased to 7.7% from 17.8% in 1997. The decrease in gross profit and gross profit margin is due to a charge of $5.5 million in fiscal 1998 relating to a product performance issue and the mix of products sold.

OPERATING EXPENSES

Operating expenses -- I.E., selling, general and administrative expenses -- increased by $18.9 million to $89.2 million in 1998 due to increased marketing efforts, depreciation expenses resulting from the implementation of new information systems and increased charges for bad debts in 1998. In addition, 1997 did not include the fourteen-day October 1996 stub period in which operating expenses totaled $3.1 million.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs increased by $3.7 million to $17.8 million for 1998 primarily due to engineering costs of $4.3 million associated with the development of a new insert press in fiscal 1998.

OTHER INCOME

Other income decreased by $1.1 million in 1998 to $1.6 million. In 1997, other income was favorably affected by the settlement of certain customer disputes.

LOSS ON  INVESTMENT IN AFFILIATE

In 1998, Goss made a 20% equity investment in DALiM Gmbh, a pre-press software specialist. On November 18, 1998 DALiM filed for bankruptcy and the net investment of $6.8 million as of September 30, 1998 was written-off.

INTEREST EXPENSE

Interest expense increased by $7.7 million in 1998 due to increased borrowings under the Company's revolving credit facility during 1998 and accrued interest relating to a customer settlement issue partially offset by lower interest rates.

NET LOSS

Goss's net loss increased from $41.9 million to $114.7 million in 1998. This increase is attributable to the reasons described above.

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

GROSS PROFIT

Gross profit for fiscal 1997 decreased by 12.0% to $92.0 million.   Goss's gross
profit margin declined from 15.0% in fiscal 1996 to 14.5% in fiscal 1997. However, two significant items affected these results. Fiscal 1996 results include a $25.1 million charge for a change in estimate with respect to certain product and contract performance accruals related to sales recorded, or, in the case of contract performance issues, related to orders taken, prior to fiscal 1996. Also, fiscal 1997 results include $46.7 million in amortization of the step-up in the value of Goss's inventory which was revalued in connection with the acquisition. Excluding these non-recurring items, fiscal 1996 gross profit is $129.8 million or 18.6% of sales and fiscal 1997 gross profit is $138.7 million or 21.9% of sales. Adjusting for these items, the improvement in gross profit and gross profit margin was primarily due to the positive effect of manufacturing cost reduction initiatives.

Further details on gross profit by product line (excluding amortization of the inventory step-up in 1997) are provided below.

          - For sales to newspapers, gross profit decreased by 7.7% to $119.7 million. The gross profit margin for these sales improved to 22.6% in fiscal 1997 from 18.2% in fiscal 1996.

          - Gross profit on sales of commercial press equipment increased from a gross loss of $12.4 million to a gross profit of $10.8 million. The gross profit margin improved from (21.3%) in fiscal 1996 to 17.2% in fiscal 1997.

          - Gross profit on sales of insert press equipment decreased by 21.2% to $8.2 million. However, the gross profit margin on these sales improved from 19.5% in fiscal 1996 to 20.1% in fiscal 1997.


OPERATING EXPENSES

Operating expenses decreased by 29.9% to $92.2 million in fiscal 1997. This decrease is attributable to non-recurring charges in fiscal 1996 associated with a $1.0 million patent litigation settlement, $3.9 million in restructuring charges and an $8.3 million charge for changes in estimates with respect to product and contract performance issues relating to sales recorded prior to fiscal year 1996. Also, fiscal 1996 included $4.1 million of expense associated with the customer note portfolio sold at the time of the acquisition and an $8.5 million expense allocation from Rockwell. However, even excluding these fiscal 1996 charges, operating expenses decreased by 12.9% or approximately $13.7 million. This decrease is attributable to several factors, including workforce reductions and benefit plan restructuring.

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

OUTLOOK

The outlook for calendar year 1999 in Goss's European and Asia Pacific operations, which represent approximately half of Goss's total sales volume, is favorable. However, Goss faces significant challenges in its Americas' business unit. Although orders in fiscal 1998 were strong and the Americas' unit backlog at September 30, 1998 amounted to $365.4 million, estimated gross margins on orders in backlog indicate that profitability in the Americas unit will lag that of other regions.

In general, Goss sees no near term reduction in worldwide demand for new presses or for color upgrades and expansion for existing presses. Recent advertising expenditure projections indicate positive advertising environments in most countries, which suggests continued demand for additional color capacity by newspaper publishers.

At September 30, 1998, the backlog of customer commitments for presses and related installations was $637.1 million a 5.1% increase over the backlog at September 30, 1997 of $606.1 million. Backlog increased by 13.0% in the Americas and 72.6% in the Asia Pacific region while decreasing 35.2% in Europe.

While management believes that it has established a reliable plan to improve profitability in the Americas operations, the plan requires the execution of a substantial number of initiatives some of which may not be successful. A significant shortfall in performance relative to this plan could result in reduced liquidity and the inability to comply with loan covenants.

YEAR 2000

Goss uses software and related technologies throughout its business and in certain of its products that will be affected by the Year 2000 issue which involves the inability of date sensitive computer applications to process dates beyond the year 1999. A comprehensive inventory and assessment of business systems and processes that may be affected by Year 2000 issues have been completed in each country in which Goss operates.

Goss has also completed an investigation of Year 2000 issues related to the functionality of its press systems which included a comprehensive review of Goss press models sold over a period of more than thirty years and has found no date-related issues that would render presses inoperable on the arrival of the year 2000. Certain date functionality issues were identified with some older press systems and software upgrades have been developed to solve these issues. Where necessary, customers have been notified of these issues and many presses have already been upgraded.

Goss's U.S. manufacturing facilities are in the process of implementing new Year 2000 compliant manufacturing and financial applications which include general ledger, accounts receivable, accounts payable, inventory, purchasing, engineering and order entry. These implementations are expected to be completed by May 1, 1999 in Cedar Rapids and by June 1,

1999 in Reading. Goss's headquarters and parts facility in Westmont, Illinois have already implemented new manufacturing and financial systems which are Year 2000 compliant.

The majority of systems in Europe are already Year 2000 compliant with the exception of Nantes, France where most systems will either have codes changed on existing software or will be upgraded to Year 2000 compliant versions. These modifications are expected to be completed by June 1999 except for the purchasing system will be replaced by a fully integrated module of the general ledger package and should be operational by September 1999. In Japan system modification began in October 1998 and is currently in the final planning stage. Individual modules will be implemented beginning in January 1999 and will be completed by June 1999. Financial systems may not be completed until November 1999.

Certain non-IT systems, such as telephone and voice mail systems, time and labor collection systems and other desktop computer systems, have been assessed and all necessary upgrades will be scheduled for completion by the fourth quarter of 1999.

The expected cost to convert all business systems to be Year 2000 compliant is approximately $17.3 million, the majority of which are capital expenditures. About 64% of these costs have been incurred as of September 30, 1998. These costs do not include certain costs incurred in the U.K. over the last two years to upgrade systems as part of an overall systems upgrade strategy as these costs were not tracked separately.

As part of Goss's Year 2000 assessment, the Company's vendors and suppliers are being contacted about Year 2000 issues affecting their business and products. In addition to requesting information about their plans, Goss may require significant vendors to document Year 2000 compliance through a separate self-audit questionnaire.

Although Goss's management believes that it will be successful in avoiding any disruption in its business, given the complexity and number of potential risks, there can be no guarantee that the Company's efforts will be successful. If Goss's efforts to achieve Year 2000 compliance are unsuccessful, the result could have a material adverse effect on Goss's results of operations and financial condition. The potential adverse effects include the inability to order materials, manufacture and distribute products and process daily business transactions. In the event certain systems are not operational in time to avoid a Year 2000 issue, Goss has planned to manually accumulate and process data necessary to continue operations. At such time as these systems become Year 2000 compliant, the manually accumulated data will be loaded and processed into the new systems.

EUROPEAN MONETARY UNION

Goss has not completed its assessment of the effect of the initiation of the European Monetary Union that will result in the issuance of a single currency ("the euro") for use in participating countries. This conversion will result in required modifications to certain computer systems hardware and software for Goss's European operations. Goss does not believe the conversion will have a material effect on its results of operations. In 1999, Goss will further analyze the effect of the euro conversion, including the related conversion costs and long-term competitive implications.

FINANCIAL CONDITION

In 1998, operating activities used $60.9 million of cash compared to 1997 when operating activities provided $17.6 million of cash. The negative cash flow from operations in 1998 was primarily due to the net loss of $114.7 million, increased accounts receivable due to increased sales, the buildup of inventory resulting from an increased backlog of firm and forecasted customer commitments and from significant purchases made based on anticipated sales, offset by increased trade payables and customer advances.

Capital expenditures increased by $16.0 million to $27.0 million in 1998 due to the implementation of new information systems and the conversion of Goss's Reading, Pennsylvania plant to an assembly-only facility. In 1998, Goss made an equity investment of $7.5 million in DALiM Gmbh, a pre-press software specialist.

Other than cash flow from operations, Goss's primary source of liquidity is its revolving credit facility which permits borrowings up to $200 million, including up to $175 million in letters of credit. As of September 30, 1998, borrowings and letters of credit under this facility, excluding $2.5 million of revolving credit relating to Goss's joint venture in China, totaled $171.7 million, an increase of $55.4 million from the end of the prior fiscal year.

Goss's revolving credit facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum net worth test, a maximum leverage test and a minimum asset coverage test. These covenants are described more fully in Section 7.6 of the January 29, 1998 credit facility agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 8-K dated February 12, 1998, as amended by a First Amendment to Credit Agreement dated as of August 31, 1998 and a Second Amendment to Credit Agreement dated as of January 12, 1999, filed herewith as Exhibit 4.2, and is incorporated herein by reference.

The financial covenants are based on the Company's operating results and cash flows and, with the exception of the minimum net worth and minimum asset coverage covenants, cover performance during the preceding four fiscal quarters. The covenants become more stringent over time. Covenant noncompliance entitles the lenders to declare a default under the credit facility and accelerate repayment of outstanding amounts and, as a result of the Second Amendment, automatically block payment of interest on Goss's subordinated notes without any further action.

As a consequence of its earnings levels and cash flows, Goss was not in compliance with these financial covenants as of the quarter ended March 31, 1998. Goss's lenders waived this non-compliance (as well as non-compliance as of the end of the quarter ended June 30, 1998), and on August 31, 1998, Goss entered into the First Amendment which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill those covenants. As a result, Goss and its lenders amended those covenants in the Second Amendment and, as so amended, Goss's management believes that it will be able to comply with the covenant structure contained in its revolving credit facility. As part of the Second Amendment, the revolving credit facility also was amended to include various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment, real property and intellectual property.
In general, this limitation is similar to the limitation contained in the revolving credit facility prior to January 29, 1998. Also as part of the Second Amendment, Stonington Financing Inc., will be required to make a capital contribution to Goss, which will take the form of the purchase by Stonington and the contribution to Goss of the accounts receivable previously sold to BT Commercial Corporation (see below). Stonington has agreed to make this contribution. Taken together, the First Amendment and the Second Amendment provide Goss with financial covenants that should be easier to achieve, but in exchange therefor provide Goss less flexibility in other areas.

On November 30, 1998, Goss sold approximately $35.6 million in accounts receivable to BT Commercial Corporation. This sale was permitted by Goss's revolving credit facility and was intended to provide Goss with additional liquidity beyond what was then available under the revolving credit facility. Generally, the receivables that were sold were expected to mature between February and May, 1999. The sale was without recourse to Goss although the collectibility of the receivables was guaranteed by an affiliate of Stonington, a related party.

In addition to the revolving credit facility, Goss also is party to an indenture under which it issued $225 million in subordinated notes and mortgage loans on certain of its facilities. Copies of these agreements are included as Exhibits 4.1, 4.4 and 4.5 to Goss's Form 10-K for its fiscal year ended September 30, 1997 and are incorporated herein by reference. The indenture contains covenants similar to those in the revolving credit facility and includes cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture.

Goss, because of the acquisition, is a highly leveraged business. As a consequence, it is dependent upon its bank credit facility to provide essential liquidity, and borrowings under that facility are dependent upon Goss's fulfillment of the financial covenants that it contains. Although violations of the financial covenants contained in the bank credit facility can be waived -- and certain covenants have been waived or not enforced as a result of Goss's financial performance as its credit needs expanded -- should Goss at some future time not be able to satisfy those financial covenants it would significantly, and negatively, affect Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

Goss's operating loss for fiscal year 1998 has caused it to access a substantial portion of its available liquidity. As a result, Goss has taken certain actions subsequent to September 30, 1998 intended to increase its profitability and the availability of liquidity, including senior management changes, a revised business plan, workforce reductions, a sale of $35.6 million in accounts receivable, a renegotiation of its Revolving Credit Facility, and a commitment by an affiliate of Stonington to make a capital contribution of at least $35 millions. The capital contribution is expected to be in the form of the receivable previously guaranteed by Stonington. While Goss's management believes that these actions will result in improved profitability and the ability to obtain necessary liquidity, there can be no assurances that they will be successful.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report, including those under "Outlook," "Year 2000" and "Financial Condition," are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:

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

          - Goss's realignment of its manufacturing facilities was only recently completed. Production is not yet as efficient as intended, and Goss has had various difficulties in obtaining components at prices that would enable it to price its products as competitively as desired. This, in turn, for as long as it continues, will negatively impact revenue and gross profit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Goss is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. Goss seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Goss does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

Goss uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Goss's principal currency exposures relate to the British pound, the French franc and the Japanese yen against the U.S. dollar. Goss's exposure to changes in foreign currency exchange rates arise from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. Goss attempts to hedge significant exposures with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forward contracts. Gains and losses on these transactions are offset by the gain or loss on the underlying transaction. The gains and loses on such contracts are summarized in note 4 to Goss's 1998 financial statements contained in Part II.

A 10% appreciation of the U.S. dollar at September 30, 1998 market rates would increase the unrealized value of Goss's forward contracts by $6.5 million. Conversely, a 10% depreciation of the U.S. dollar at September 30, 1998 market rates would decrease the unrealized value of Goss's forward contracts by $6.5 million. In either scenario, the gain or loss on the forward contracts is offset by the gain or loss on the underlying transaction and, therefore, has no affect on future earnings or cash flows.

Goss periodically uses derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates for the translated U.S. dollar value of net income of certain foreign subsidiaries. Forward contracts used to hedge net income are marked to market and any resulting gains or losses are recognized immediately in net income. No such instruments are outstanding as of September 30, 1998.

Goss also has an interest rate cap agreement to manage its exposure to interest rate changes related to its Revolving Credit Facility. The effect of a 1% change in interest rates on Goss's interest rate sensitive financial instruments is approximately $1.2 million per annum.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Data presented for the period ended September 30, 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period. In addition, fiscal 1996 information relates to the business of Rockwell Graphic Systems, Inc. as owned and managed by Rockwell International Corporation. As a result of the acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, year-over-year comparisons of fiscal data may not provide a fully accurate view of Goss's current business or future prospects.

                          INDEPENDENT AUDITORS' REPORT



To Goss Graphic Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Goss Graphic Systems, Inc. (a Delaware Corporation which acquired Rockwell Graphic Systems on October 14, 1996 - See Note 1), as of September 30, 1998 and 1997, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goss Graphic Systems, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 12, 1999

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

ASSETS                                                               At September 30,
                                                               ----------------------------
Current assets:                                                     1998             1997
                                                                 -------           ------
        Cash and cash equivalents                                  $30.1            $49.6
        Accounts receivable, net                                   212.1            174.7
        Inventories, net                                           234.7            163.8
        Other current assets                                        22.5             10.8
                                                                 -------           ------
        Total current assets                                       499.4            398.9
Property and equipment, net                                        176.2            167.8
Goodwill, net                                                      312.4            315.3
Other assets                                                        28.1             24.8
                                                                 -------           ------
Total assets                                                    $1,016.1           $906.8
                                                                --------           ------
                                                                --------           ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                          $185.0           $111.6
        Revolving credit facilities                                151.0             49.6
        Current portion of long-term debt                            4.7             10.6
        Advance payments from customers                            126.9             84.9
        Other current liabilities                                  206.2            171.4
                                                                 -------           ------
        Total current liabilities                                  673.8            428.1
Long-term debt, less current portion                               273.7            291.2
Other liabilities                                                   60.0             62.0
                                                                 -------           ------
Total liabilities                                                1,007.5            781.3
Minority interest                                                    8.8              8.2
Common stock, 100 shares authorized and
   outstanding, $0.01 par value                                      0.0              0.0
Additional paid in capital                                         162.2            162.2
Retained earnings                                                (156.6)           (41.9)
Minimum pension obligation                                         (5.3)              0.0
Cumulative translation adjustment                                  (0.5)            (3.0)
                                                                --------           ------
Total shareholders' equity                                         (0.2)            117.3
                                                                --------           ------
Total liabilities and shareholders' equity                      $1,016.1           $906.8
                                                                --------           ------
                                                                --------           ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In Millions)

                                                                 For The Years Ended
                                                                    September 30,
                                                              -------------------------
                                                                  1998         1997
                                                                -------       -------
Net sales                                                         $764.1       $632.8
Cost of sales                                                      703.4        494.1
Amortization of inventory step-up                                    0.0         46.7
                                                                 -------      -------
     Gross profit                                                   60.7         92.0

Operating expenses                                                  89.2         70.3
Research and product development                                    17.8         14.1
Goodwill amortization                                                9.2          7.8
                                                                 -------      -------
     Operating loss                                               (55.5)        (0.2)

Other income                                                         1.6          2.7
Write-off of investment in affiliate                               (6.8)          0.0
Interest expense                                                  (46.4)       (38.7)
                                                                 -------      -------
     Loss before income taxes and extraordinary item             (107.1)       (36.2)
Provision for income taxes                                           7.6          0.5
                                                                 -------      -------
     Loss before extraordinary item                              (114.7)       (36.7)
Extraordinary loss on early extinguishment of debt                   0.0        (5.2)
                                                                 -------      -------
Net loss                                                        $(114.7)      $(41.9)
                                                                --------      -------
                                                                --------      -------





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                                 For The Years Ended
                                                                                                    September 30,
OPERATING ACTIVITIES:                                                                          -----------------------
                                                                                                 1998           1997
                                                                                               --------       --------
        Net loss                                                                                   $(114.7)    $(41.9)
        Depreciation                                                                                   17.5       23.9
        Amortization of inventory step-up                                                               0.0       46.7
        Amortization of goodwill                                                                        9.2        7.8
        Extraordinary loss on early extinguishment of debt                                              0.0        5.2
        Write-off of investment in affiliate                                                            6.8        0.0
        Changes in assets and liabilities:
              Accounts receivable                                                                    (37.4)     (37.9)
              Inventory                                                                              (70.9)      (4.4)
              Accounts payable                                                                         73.4       35.3
              Customer advances                                                                        42.0     (16.4)
              Other current liabilities                                                                34.8        5.7
              Other assets                                                                           (20.2)       18.9
              Other liabilities                                                                       (1.4)     (25.3)
                                                                                                   --------    -------
                 Net cash (used for) provided by operating activities                                (60.9)       17.6
                                                                                                   --------    -------
INVESTING ACTIVITIES:

        Capital expenditures                                                                         (27.0)     (11.0)
        Other                                                                                         (2.2)      (3.0)
        Investment in affiliate                                                                       (7.5)        0.0
        Acquisition of Rockwell Graphic Systems, net of cash acquired of $7.2                           0.0    (602.4)
                                                                                                   --------    -------
              Net cash used for investing activities                                                 (36.7)    (616.4)
                                                                                                   --------    -------
FINANCING ACTIVITIES:

        Issuance of senior subordinated notes                                                           0.0      225.0
        Sale of customer notes receivable                                                               0.0      137.1
        Capital contributions                                                                           0.0      162.2
        Net borrowings under revolving credit facilities                                              101.4       47.3
        Term loan, original amount borrowed                                                             0.0       75.0
        Repayment of term loan                                                                       (21.9)     (53.1)
        Issuance of mortgage notes                                                                      0.0       54.9
        Other borrowings                                                                                4.3        0.0
        Repayment of mortgage notes                                                                   (5.7)        0.0
                                                                                                   --------    -------
              Net cash provided by financing activities                                                78.1      648.4
                                                                                                   --------    -------
Net (decrease) increase in cash                                                                      (19.5)       49.6
Cash at the beginning of the period                                                                    49.6        0.0
                                                                                                   --------    -------
Cash at the end of the period                                                                         $30.1      $49.6
                                                                                                   --------    -------
                                                                                                   --------    -------



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                           GOSS GRAPHIC SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

1.   BASIS OF PRESENTATION

     Goss Graphic Systems, Inc. (the "Company" or "Goss") is a Delaware corporation incorporated April 9, 1996, by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit ("Rockwell Graphic Systems") of Rockwell International Corporation ("Rockwell"). The Company is a manufacturer and supplier of web offset printing press systems for newspaper, commercial, and insert printing. The original $1,000 investment in exchange for common stock and additional paid in capital is the Company's only transaction for the period ended September 30, 1996, and as such, no income or cash flow statements are presented for the period.

     The Company's world headquarters is located in Westmont, Illinois, and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa, and Reading, Pennsylvania, and international operations in the United Kingdom, France, Germany, and Japan. The Company also has a controlling interest in a joint venture in Shanghai, China.

     On October 14, 1996, the Company acquired Rockwell Graphic Systems from Rockwell. The Acquisition was effected through the purchase by the Company of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by the Company and certain wholly-owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of the Company. Immediately after the Acquisition, the Company merged with and into Goss Delaware. The purchase price for the Acquisition was $601.8 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by GGS Holdings, Inc. ("Holdings"), which directly owns all of the capital stock of the Company, and approximately $28.4 million of transaction and acquisition costs. The purchase price was subject to a post closing adjustment based upon the computation of certain working capital amounts. This adjustment totaled $7.8 million and is in addition to the $525.9 million mentioned above and was paid on November 7, 1997. The Acquisition has been accounted for under the purchase method of accounting; accordingly, the results of operations for fiscal year 1997 included in the accompanying consolidated financial statements cover the period from October 15, 1996, to September 30, 1997.

     Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of Holdings common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale of Holdings common stock to certain members of the Company's management (the "Management

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Company's consolidated financial statements include the accounts of its domestic and foreign subsidiaries and its majority-owned joint venture. All intercompany transactions are eliminated.

REVENUE RECOGNITION

     The Company recognizes revenue on press system units when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. When a current contract estimate indicates a loss, provision is made for the total estimated loss. The sales value of presses awaiting delivery amounted to $113.4 million and $177.0 million at September 30, 1998 and 1997, respectively. Revenues on installation contracts are recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at the time of purchase.

INVENTORIES

     Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) method and include material, labor, and manufacturing overhead.

     Reserves are provided for excess inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost of the related inventory.

     Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three to thirteen years for machinery and equipment and up to fifty years for buildings). Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Presses which are maintained as test development units on a long-term basis are included in property and equipment and depreciated over their estimated useful lives (generally five to twelve years). Significant renewals and betterments are capitalized, and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

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

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. For the periods ended September 30, 1998 and 1997, these costs totaled $17.8 million and $14.1 million, respectively.

GOODWILL

     Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at October 14, 1996. Goodwill is being amortized over 40 years using the straight line method. Accumulated amortization of goodwill totaled $16.8 million and $7.8 million at September 30, 1998 and 1997, respectively.

LONG-LIVED ASSETS

     The Company continuously evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangibles and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether or not the asset is recoverable.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency for the European and Pacific Rim subsidiaries is the applicable local currency. The translation from the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains and losses resulting from such translations are included in stockholders' equity.

FISCAL YEAR CHANGE

     In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, will precede the start of the new calendar cycle.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas and major customers.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which is also effective for fiscal year beginning after December 15, 1997. SFAS No. 132 requires additional information on charges in the benefit obligations and fair values of plan assets.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for 2000. SFAS No.133 will require that all derivatives be recorded on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments.

     Management believes that the effect of these statements will not have a material effect on Goss's financial reporting.

RECLASSIFICATIONS

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

     The final allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

         PURCHASE PRICE
         Purchase price of common stock and assets                     $573.4
         Post-closing additional purchase price                           7.8
         Commissions, fees and expenses                                  28.4
                                                                      -------
                  Total Purchase Price                                 $609.6
                                                                      -------
                                                                      -------
         FINAL ALLOCATION OF PURCHASE PRICE
         Total current assets, net of deferred taxes                   $360.3
         Property and equipment                                         192.6
            Customer notes                                              137.1
            Other long-term assets                                       28.7
            Goodwill                                                    322.9
            Liabilities assumed                                        (432.0)
                                                                      --------
                   Total Purchase Price                                $609.6
                                                                      -------
                                                                      -------


     The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions):

                                                     Pro Forma (unaudited)
                                           -----------------------------------------
                                        Year ended                           Year ended
                                    September 30, 1997                   September 30, 1996
                                    ------------------                   ------------------
                  Net sales               $632.8                               $698.2
                  Net loss                 (46.4)                               (95.9)


4.   FINANCIAL INSTRUMENTS

Goss enters into various financial instruments in the normal course of business. Goss does not hold or issue financial instruments for trading or speculative purposes. Periodically, Goss analyzes its derivative positions to assess the current and projected status of these agreements.

FOREIGN EXCHANGE CONTRACTS

Goss enters into forward exchange contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate fluctuations. These include product cost revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

The table below summarizes, by currency, the contractual amounts of Goss's foreign exchange contracts at September 30, 1998. Foreign currency amounts are translated at exchange rates as of September 30, 1998. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

               Currency                            Buy                  Sell
               --------                            ---                  ----
               British pound                    $  2.9                  $5.4
               French franc                       40.1                   0.0
               Japanese yen                       12.8                   3.5
                                                  ----                   ---
                  Total                          $55.8                  $8.9
                                                 -----                  ----
                                                 -----                  ----

INTEREST RATE CAP

Goss also had an interest rate cap agreement at 9% per annum, which expired October 15, 1998, to manage its exposure to interest rate changes related to its Revolving Credit Facility.

CREDIT AND RISK

Goss enters into financial instruments with banks with which Goss has continuing business relationships and regularly monitors the credit ratings of its counter parties. Goss sells its products to a world wide customer base and extends credit to its customers based upon ongoing credit evaluations and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to Goss's large customer base; however, periodic concentrations can occur due to the cyclical nature of Goss's business.

FAIR VALUE

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statements.

     Cash and short-term investments: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Senior subordinated notes: The estimated fair value of the senior subordinated notes is based on the market price at which it was listed at year-end. This was 91% of par on September 30, 1998 and 112% of par on September 30, 1997.

     Term loan: The estimated fair value of the term loan at September 30, 1997, which was based on LIBOR, is equal to its carrying value.

     Mortgage loans: The estimated fair value of the mortgage loans on the Sayama, Japan, and Westmont, Illinois, properties is based on prevailing interest rates and credit spreads.

     Foreign currency contracts: The Company enters into foreign currency forward exchange contracts to protect against adverse currency rate fluctuations. The carrying amount reported in the balance sheet for derivatives approximates fair market value.

     Letters of credit: The fair value of letters of credit is estimated to approximate their contractual amounts.

     The carrying value and estimated fair value of the Company's financial instruments are as follows (in millions):

                                                               At September 30,
                                                 --------------------------------------------
                                                  1998                                  1997
                                    ---------------------------------    ----------------------------------
                                        Carrying           Fair               Carrying           Fair
                                         Amount            Value               Amount            Value
                                         ------            -----               ------            -----
Cash and cash equivalents                  $30.1             $30.1               $49.6             $49.6
Senior  subordinated notes                 225.0             204.8               225.0             252.0
Term loan                                    0.0               0.0                21.9              21.9
Mortgage - Westmont, IL                     29.4              30.7                30.0              30.0
Mortgage - Sayama, Japan                    19.8              20.8                24.9              24.9
Foreign currency contracts                   0.2               0.2                 0.3               0.3
Other debt obligations                       4.2               4.2                 0.0               0.0
Off balance sheet financial
instruments:
   Letters of credit                        23.2              23.2                66.7              66.7

5.  REORGANIZATION COSTS

     In connection with the Acquisition, the Company recorded reserves of $26.5 million related to the costs to reorganize the Company's U.S. and international operations. The costs are primarily for severance payments for approximately 400 terminated employees and for realignment of manufacturing operations. Expenditures for reorganization activities were approximately $20.8 during the year ended September 30, 1997, with the balance substantially expended in the year ended September 30, 1998.

6.   ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows (in millions):

                                                       At September 30,
                                               -------------------------------
                                                 1998                   1997
                                                 -----                  ----

   Trade accounts receivable                    $207.3                 $154.5
   Unbilled receivables                           15.0                   26.5
   Notes receivable                               11.4                    9.6
   Less allowance for doubtful accounts          (21.6)                 (15.9)
                                                 ------                 ------
   Accounts receivable, net                     $212.1                 $174.7
                                                ------                 ------
                                                ------                 ------


     The activity of the allowance for doubtful accounts is summarized as follows (in millions):

                                                                 At September 30,
                                                         --------------------------------
                                                             1998                1997
                                                           ------                -----
                  Beginning of year                        $(15.9)               $0.0
                  Acquisition                                 0.0               (14.9)
                     Consolidation of Joint Venture           0.0                (1.5)
                  Additions, net    of recoveries            (9.0)                0.0
                  Charges                                     3.3                 0.5
                                                              ---                 ---
                  End of year                              $(21.6)             $(15.9)
                                                           -------             -------
                                                           -------             -------

     As of September 30, 1998 accounts receivable included $32.5 million of retainage held by customers pending final acceptance of equipment. This balance was $40.7 million at September 30, 1997.

     Unbilled receivables consist principally of revenues recognized on press system units where title has passed to the customer in accordance with the terms of the contract, which is prior to the occurrence of the contractual billing terms. Unbilled receivables are invoiced in accordance with the terms of contract provisions and do not include any amounts subject to uncertainty as to their realization. Substantially all amounts are expected to be billed and collected within one year.

7.   INVENTORIES

     Net inventories are summarized as follows (in millions):

                                                                    At September 30,
                                                               ------------------------
                                                                1998             1997
                                                                ----             ----
Materials                                                       104.8            $61.7
   Work in process                                               58.6             42.2
   Finished goods                                                42.5             33.0
   Parts                                                         28.8             26.9
                                                                 ----             ----
      Total inventories, net                                    234.7           $163.8
                                                                -----           ------
                                                                -----           ------

     The inventory acquired from Rockwell Graphic Systems as part of the Acquisition was revalued to its fair market value as of the date of the Acquisition. The excess of the fair market value of that inventory over its carrying value to Rockwell Graphic Systems as of the date of Acquisition was $46.7 million. The $46.7 million step-up was charged to expense by the Company in fiscal year 1997, as the revenue was recorded on the underlying inventory.

8.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized below (in millions):

                                                               At September 30,
                                                           -------------------------
                                                           1998                1997
                                                           ----                ----
Land and land  improvements                                $29.9               $30.7
Buildings and building improvements                         72.4                64.6
Machinery, equipment and tooling                           108.0                87.6
Construction in progress                                    12.2                 8.8
                                                            ----                 ---
  Total                                                    222.5               191.7
Less accumulated depreciation                              (46.3)              (23.9)
                                                          ------              ------
  Property and equipment, net                             $176.2              $167.8
                                                          ------              ------
                                                          ------              ------

9.   OTHER CURRENT LIABILITIES

     Other current liabilities are summarized below (in millions):

                                                                           At September 30,
                                                                      --------------------------
                                                                        1998                1997
                                                                        ----                ----

  Accrued post shipment costs                                         $42.9                  $38.8
  Accrued contract costs                                               74.1                   61.3
  Loss contract reserves                                               25.8                    6.8
  Salaries, wages and employee benefits                                11.3                   14.0
  Interest                                                             15.8                   13.5
  Purchase price adjustment                                             0.0                    7.8
  Agents commissions                                                    8.3                    6.5
  Taxes                                                                 4.2                    1.3
  Other                                                                23.8                   21.4
                                                                       ----                   ----
        Total other current liabilities                              $206.2                 $171.4
                                                                     ------                 ------
                                                                     ------                 ------

10.  DEBT

     The debt obligations of the Company consist of the following (in millions):

                                                                                            At September 30,
                                                                                            -----------------
                                                                                            1998         1997
                                                                                            ----         ----
   Revolving credit facility (interest of 8.7% and 10.0% at year end)                      $151.0       $49.6
   Term loan, due 2001, interest rate of LIBOR plus 2.5%                                      0.0        21.9
   8.66% mortgage loan on Westmont, IL office building due 2007                              29.4        30.0
   3.25% Yen-based mortgage loan on Sayama, Japan, plant due 2007                            19.8        24.9
   Senior subordinated 12% notes due 2006                                                   225.0       225.0
   Other debt obligations with interest at 7.9% to 8.7%                                       4.2         0.0
                                                                                              ---         ---
         Total debt                                                                         429.4       351.4
   Less current portion                                                                     155.7        60.2
                                                                                            -----        ----
   Long-term debt                                                                          $273.7      $291.2
                                                                                           ------      ------
                                                                                           ------      ------


     Maturities of long-term debt for the next five years are as follows:
1999, $4.7 million; 2000, $4.6 million; 2001, $4.1 million; 2002, $3.5 million; 2003, $3.5 million and $258.0 million thereafter.

     In connection with the Acquisition, the Company entered into borrowing agreements with Bankers Trust Company and certain other lenders providing for
(i) five-year term loan facilities aggregating $75.0 million (the "Term Loan Facility"), and (ii) five-year revolving credit facilities aggregating $150.0 million inclusive of letters of credit to be issued thereunder (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Bank Facilities"). The funds from the Bank Facilities were lent directly to the Company, its wholly owned English company ("Goss U.K."), and its wholly owned Japanese corporation ("Goss Japan").

     The Term Loan Facility originally consisted of a principal amount of $75.0 million made available in equal amounts to the Company, Goss U.K., and Goss Japan. The Term Loan Facility bears interest at the Company's option, at the Bankers Trust's base rate plus 1.0% - 1.5% (depending on the Company's leverage ratio at such time) or at a reserve adjusted Euro-Dollar rate plus 2.0% - 2.5% (depending on the Company's leverage ratio). The interest rate at September 30, 1997, on the Term Loan Facility was 8.2%. During the fourth quarter of fiscal 1997, the term loans in the U.S. and Japan were reduced by $53.1 million with the proceeds from mortgage loans made with respect to the Company's facilities in Westmont, Illinois, and Sayama, Japan. The unamortized debt cost of $5.2 million related to this early retirement of debt was written off as an extraordinary charge in fiscal 1997. The remaining balance of the term loan was paid off in fiscal 1998.

     The Revolving Credit Facility will mature on September 30, 2001, and originally consisted of a revolving credit facility in an amount of up to $150.0 million. On January 29, 1998, Goss amended and restated its Revolving Credit Facility to add Goss France as a Borrower, to permit borrowings up to $200.0 million in multiple currencies, under which Revolving Loans may be made and under which Letters of Credit may be issued up to an aggregate sublimit of $175.0 million, and to provide for the working capital requirements and general corporate purposes, including making repurchases of the Company's outstanding Senior Subordinated Notes. The Revolving Credit Facility bears interest at the Company's option, at Bankers Trust's base rate plus 1.0% - 1.75 % (depending on the Company's leverage ratio at such time) or the reserve adjusted Euro-Dollar rate plus 2.0% - 2.75% (depending on the Company's leverage ratio at such time). The Company's average interest rate was 8.8% and 10.0% for the periods ended September 30, 1998 and 1997, respectively, on borrowing under the Revolving Credit Facility. The maximum amount borrowed under the Revolving Credit Facility, excluding letters of credit, was $166.8 million and $75.5 million and the average amount borrowed was $122.3 million and $27.5 million during the periods ended September 30, 1998 and 1997, respectively. As of September 30, 1998, borrowings and letters of credit under this facility, excluding $2.5 million of revolving credit relating to Goss's joint venture in China, totaled $171.7 million, an increase of $55.4 million from the end of the prior fiscal year.

     The Bank Facilities are guaranteed by Holdings and by each of the Company's domestic subsidiaries and, in addition, the Company guarantees the Bank Facilities provided to Goss U.K., Goss France, and Goss Japan.

     Among other restrictions, the Bank Facilities contain certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum net worth test, a maximum leverage test, and a minimum asset coverage test. In addition, the Bank Facilities contain other customary affirmative and negative covenants relating to (among other things) limitations on dividends, other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, capital expenditures, leases, transactions with affiliates, and conduct of business, with customary exceptions and baskets. The Bank Facilities contain customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral, and certain changes of control.

     The covenants contained in the Revolving Credit Facility must be satisfied at the end of each quarter and generally cover the Company's performance during the preceding four fiscal quarters. The covenants become more stringent over time. Covenant noncompliance entitles the lenders to declare a default under the Revolving Credit Facility and accelerate repayment of outstanding amounts.

     As a consequence of its earnings levels and cash flows, the Company was not in compliance with these financial covenants as of the quarter ended March 31, 1998. The Company's lenders waived this non-compliance (as well as non-compliance as of the end of the quarter ended June 30, 1998), and on August 31, 1998, the Company entered into the First Amendment which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon the Company's business plan at that time, and subsequently it became apparent that the Company would not be able to fulfill those covenants. As a result, the Company and its lenders amended those covenants in the Second Amendment and, as so amended, the Company's management believes that it will be able to comply with the covenant structure contained in its Revolving Credit Facility. As part of the Second Amendment, the Revolving Credit Facility also was amended to include various limitations on the Company's operation and borrowing, including a limitation on the amount that can be borrowed by the Company based upon its accounts receivable, inventory, equipment, real property and intellectual property. In general, this limitation is similar to the limitation contained in the Revolving Credit Facility prior to January 29, 1998. Also as part of the Second Amendment, Stonington Partners, Inc., or one of its affiliates, will be required to make a capital contribution to the Company, which will take the form of the purchase by Stonington and the contribution to the Company of the accounts receivable previously sold to BT Commercial Corporation (see below). Stonington has agreed to make this contribution. Management believes that taken together, the First Amendment and the Second Amendment provide the Company with financial covenants that should be easier to achieve, but in exchange therefor provide the Company less flexibility in other areas.

     The Company has notes (the "Notes") issued under an Indenture, dated October 15, 1996 (the "Indenture"), between the Company and The Bank of New York, as Trustee. The Notes are unsecured senior subordinated obligations of the Company, limited to $225.0 million aggregate principal amount, and will mature on October 15, 2006. The Notes bear interest at 12% per annum, payable semiannually. Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of the Company. The payment of principal and interest on the Notes is subordinated to the Senior Debt under the Bank Facilities (as defined in the Indenture). The indenture contains covenants similar to those in the revolving credit facility and includes cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the Indenture.

11.  INCOME TAXES

     The components of the provision (credit) for income taxes are as follows (in millions):

                                                           September 30,
                                                      -----------------------
                                                         1998        1997
                                                         ----        ----
           Current:
             United States                               $0.0        $0.0
             Non-United States                            3.3         2.2
             State and local                              0.0         0.0
                                                          ---         ---
           Total current                                  3.3         2.2
                                                          ---         ---

           Deferred:
             United States                                0.0         0.0
             Non-United States                            4.3        (1.7)
             State and local                              0.0         0.0
                                                          ---         ---
           Total deferred                                 4.3        (1.7)
                                                          ---        -----

           Provision for income taxes                    $7.6        $0.5
                                                         ----        ----
                                                         ----        ----

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:

                                                                                 September 30,
                                                                           -------------------------
                                                                             1998             1997
                                                                             ----             ----

Federal statutory rate                                                       35.0%            35.0%
Effect of:
     Non deductible expenses                                                 (2.5)%           (1.0)%
     Goodwill amortization                                                   (2.4)%           (2.7)%
     Net loss for which no benefit has been provided                         (38.4)%          (32.2)%
     Other                                                                    1.2%            (0.6)%
                                                                              ----            ------
Effective Tax Rate                                                           (7.1)%           (1.5)%
                                                                             ------           ------
                                                                             ------           ------

     The domestic and foreign components of the loss before income taxes and extraordinary items is as follows:

                                                                                    September 30,
                                                                               ----------------------
                                                                                 1998          1997
                                                                                 ----          ----
                   Domestic                                                    $(119.8)      $(34.5)
                   Foreign                                                         12.7        (1.7)
                                                                                   ----      -------
                        Total                                                  $(107.1)      $(36.2)
                                                                               --------      -------
                                                                               --------      -------

     The company expects to have net operating loss carryforwards of approximately $159.8 million in the U.S., $19.1 million in the United Kingdom and $0.5 in Japan as of September 30, 1998. $64.2 million of the U.S. loss will expire after December 2011 and $95.6 million will expire after December 2012. The United Kingdom loss can be carried forward indefinitely. Based upon the difficulty in predicting the amount of future taxable income by jurisdiction in the U.S. and the United Kingdom, management has decided to establish a valuation allowance to offset fully any deferred tax asset otherwise attributable to the existence of these losses.

     Current and noncurrent deferred income tax assets arise principally from the following (in millions):

                                                                            September 30,
                                                                     ---------------------------
                                                                       1998               1997
                                                                       ----               ----
                    Current:
                         Inventory reserves                           $12.7               $4.2
                         Product warranty reserves                      7.6                1.1
                         Contract reserves                              7.8                3.6
                         Accrued compensation                           2.1                3.1
                         Reorganization reserves                        0.4                5.1
                         Other                                          3.4                2.7
                                                                        ---                ---
                                                                        ---                ---
                             Total current asset                       34.0               19.8
                                                                       ----               ----
                                                                       ----               ----

                    Noncurrent:
                         Insurance reserves                             0.0                3.1
                         Property and equipment                        (5.4)              (2.1)
                         Goodwill                                      (6.1)              (2.5)
                         Tax loss carryforwards                        70.4               28.1
                         Other                                          4.9                1.9
                                                                        ---                ---
                             Total noncurrent asset                    63.8               28.5
                                                                       ----               ----
                                                                       ----               ----

                    Valuation allowance (U.S. and U.K.)               (95.6)             (42.6)
                                                                     ------             ------
                                                                     ------             ------
                         Net deferred tax asset                        $2.2               $5.7
                                                                       ----               ----
                                                                       ----               ----

12.  PENSION PLANS

     The Company has pension plans covering certain of its employees in the United States, the United Kingdom, Germany, and Japan. Amounts included in the accompanying balance sheet for these plans are as follows (in millions):

                                                   At September 30, 1998                  At September 30, 1997
                                             ---------------------------------      -------------------------------
                                               Accumulated           Assets          Accumulated          Assets
                                                 Benefits          Exceeding          Benefits          Exceeding
                                                Exceeding         Accumulated         Exceeding        Accumulated
                                                  Assets            Benefits           Assets            Benefits
                                                  ------            --------           ------            --------
Accumulated benefit obligation,
   principally vested                            $36.0               $33.7              $7.0              $52.3
Effect of salary increases                         2.9                 9.1               2.4                7.9
                                                   ---                 ---               ---                ---
Projected benefit obligation                      38.9                42.8               9.4               60.2
Fair value of plan assets                         28.7                39.8               4.0               68.0
                                                  ----                ----               ---               ----
Plan assets greater than (less than)
   projected benefit obligation                  (10.2)               (3.0)             (5.4)               7.8
Unrecognized prior service cost                    0.1                 0.5               0.0                0.0
Unrecognized (gains)/losses                        6.9                 8.2              (0.4)              (2.5)
Additional minimum liability                      (5.3)                0.0               0.0                0.0
                                                  -----                ---               ---                ---
Prepaid (accrued) pension costs                  $(8.5)               $5.7             $(5.8)              $5.3
                                                 ------               ----             ------              ----
                                                 ------               ----             ------              ----

     Net periodic pension cost for the Company's plans included in the accompanying statements of operations consist of the following (in millions):

                                                                                    1998            1997
                                                                                    ----            ----
           Service cost-benefits earned during the year                             $1.8            $1.7
           Interest accrued on accumulated benefit obligation                        4.9             5.1
           Actual return on plan assets                                              5.1            (5.5)
           Net amortization and deferral                                           (11.6)           (0.5)
                                                                                   ------           -----
           Net periodic pension cost                                                $0.2            $0.8
                                                                                    ----            ----
                                                                                    ----            ----

     The above pension amounts were determined using a June 30 measurement date and the following assumptions:

                                                 1998                 1997
                                           ----------------     ----------------
                Discount rate                2.5% - 6.5%          4.0% - 8.0%
                Annual salary increase       3.0% - 3.5%          3.0% - 4.5%
                Asset return                 3.0% - 8.5%          3.5% - 9.0%

     The Company sponsors defined contribution plans covering its U.S. salaried employees and certain of its hourly employees. Employer contributions to these plans which were charged to expense totaled $3.4 million in 1998 and $2.1 million in 1997.

13.  RETIREMENT MEDICAL PLANS AND POST EMPLOYMENT BENEFITS

     The Company provides retiree medical and life insurance benefits for certain of its hourly U.S. employees. Under Statement of Financial Accounting Standard No. 106, retiree benefits are viewed as a type of deferred compensation and are treated as if they are earned over the working life of the employees, and the cost should be fully charged to operations by the earliest date the employee is eligible to retire.

     The Company funds the benefits of these plans on a cash basis as benefits are incurred. There are no assets that have been segregated and restricted to provide for post-retirement benefits.

     The components of retirement medical expense are as follows (in millions):

                                                          1998            1997
                                                          ----            ----
                  Service cost                            $0.7             $0.6
                  Interest cost                            1.1              1.0
                                                           ---              ---
                     Retirement medical expense           $1.8             $1.6
                                                          ----             ----
                                                          ----             ----

     The retirement medical obligation was comprised of the following (in millions):

                                                        At September 30,
                                                     ---------------------
                                                       1998         1997
                                                       ----         ----
                  Retirees                              $0.3         $0.3
                  Active employees:
                       Eligible to retire                3.8          3.0
                       Not eligible                     15.4         11.2
                                                        ----         ----
                  Retirement medical obligations        19.5         14.5
                  Unrecognized actuarial loss           (3.2)        (0.0)
                                                       -----        -----
                  Accrued retirement medical
                   liability                           $16.3        $14.5
                                                       -----        -----
                                                       -----        -----

     The above retirement medical amounts were computed using a June 30 measurement date and the following assumptions:

                                                         1998           1997
                                                         ----           ----
Discount rate                                            6.75%          7.75%
Health care cost trend rate                              8.00%          8.00%

     The health care cost trend rate assumption has a significant effect on the obligation amounts reported. If the assumed health care cost trend rate was increased by one percentage point, this would increase the retirement medical obligation at September 30, 1998 by $4.4 million and the retirement medical expense for 1998 by $0.4 million.

14.  SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is as follows (in millions):

                                                             For the period        For the period
                                                               10/01/97 to           10/15/96 to
                                                                 9/30/98               9/30/97
                                                                 -------               -------
                  Beginning Balance                               $117.3                  $0.0
                  Net loss                                        (114.7)                (41.9)
                  Minimum pension liability adjustment              (5.3)                  0.0
                  Currency translation                               2.5                  (3.0)
                  Capital contributed                                0.0                 162.2
                                                                     ---                 -----
                  Ending Balance                                   $(0.2)               $117.3
                                                                   ------               ------
                                                                   ------               ------

15.  LEASES

     The Company leases certain operating assets with various renewal options. Consolidated rental expense was $2.7 million and $3.2 million for the periods ended September 30, 1998 and 1997, respectively.

     At September 30, 1998, the future minimum lease payments under operating and capital leases were as follows (in millions):

                                                              OPERATING                CAPITAL
                                                               LEASES                   LEASES
                                                               ------                   ------
          Oct-Dec, 1998                                          $0.4                    $0.2
          1999                                                    1.5                     0.6
          2000                                                    1.3                     0.6
          2001                                                    0.7                     0.6
          2002                                                    0.2                     0.2
          Thereafter                                              0.1                     0.0
                                                                 ----                    ----
               Total                                             $4.2                     2.2
                                                                 ----
                                                                 ----
          Less: amounts representing
             interest and executory costs                                                 0.3
                                                                                         ----
          Net present values                                                             $1.9
                                                                                         ----
                                                                                         ----

16.  RELATED PARTY TRANSACTIONS

     The Company purchases drive systems, press controls, and related products from Allen-Bradley, a subsidiary of Rockwell, the holder of the preferred stock issued by Holdings as part of the Acquisition. Such purchases totaled $18.6 million in 1998 and $18.0 million in 1997. The Company also purchases certain services from Rockwell, including data processing, telecommunications, and research pursuant to a services agreement with Rockwell which extended through 1998. Such purchases totaled $3.7 million in 1998 and $4.5 million in 1997. The Company paid a one-time transaction and financing advisory fee in 1997 of $6.0 million to Stonington related to the Acquisition which has been capitalized as part of the transaction cost.

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

     It is not presently possible to determine the outcome of the claims and lawsuits against the Company. However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

     The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at six off-site disposal facilities or so-called "Superfund Sites". The Company's share of the responsibility for these Superfund Sites generally is minor, and, although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

     The Company's Reading, Pennsylvania, facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. The Company has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval.

     Rockwell has agreed to indemnify the Company for expenses attendant to existing environmental matters to the extent of one-half of those expenses in excess of $1.0 million. The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

COMMITMENTS

     The Company in certain instances provides letters of credit to guarantee the performance of presses under certain long-term contracts. Such letters of credit outstanding were $9.9 million as of September 30, 1998, and $15.4 million as of September 30, 1997. The Company intends to perform fully the underlying contracts and does not expect to incur any material liability beyond customary amounts for warranty and similar claims.

18.  GEOGRAPHIC AND EXPORT SALES INFORMATION

     The following tables present information about the Company by geographic area (in millions):

Fiscal Year 1998:                                                                   Asia
----------------                                   U.S.            Europe          Pacific    Eliminations        Total
                                                   ----            ------          -------    ------------        -----
Net sales to customers                            $395.8            $267.8          $100.5      $---              $764.1
Transfers between geographic locations              16.4              55.5             0.1       (72.0)            ---
Operating profit (loss)                            (82.5)             22.0             5.0       ---               (55.5)
Net identifiable assets                            596.8             285.3           134.0       ---             1,016.1


Fiscal Year 1997:                                                                   Asia
----------------                                   U.S.            Europe          Pacific    Eliminations        Total
                                                   ----            ------          -------    ------------        -----
Net sales to customers                            $352.8            $192.0         $88.0      $ ---              $632.8
Transfers between geographic locations              10.9              29.7         ---          (40.6)            ---
Operating profit (loss)                            (11.2)              7.2           3.8        ---                (0.2)
Net identifiable assets                            508.1             271.2         127.5        ---               906.8

     Transfers between geographic areas are recorded at amounts generally in excess of cost. The resultant income is assigned to the geographic area of manufacture. In computing operating profit, interest income and expense, other income and expense, and income taxes have not been added or deducted.

     Export sales from the U.S. were $114.4 million or 15% of the Company's net sales for the period ended September 30, 1998. They were $142.6 million or 23% of the Company's net sales for the period ended September 30, 1997. These sales were principally to customers in South America.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the periods ended September 30, 1998 and 1997, are as follows (in millions):

                                             1998            1997
                                            -------        -------
                    Interest paid            $40.5          $23.2

                    Income taxes paid         $2.7           $4.6

20. STOCK OPTIONS PLAN

Holdings, the Company's parent company, has established the Management Stock Incentive Plan (the "Plan") for various members of the Company's management. As permitted by Statement of Financial Accounting Standard No. 123, the Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost under this Plan been determined, the Company's net loss would have been increased to the following pro forma amounts (in millions):

                                                September 30,
                                                -------------
                                               1998      1997
                                               ----      ----
                      As Reported             $114.7    $41.9
                      Pro Forma               $115.6    $42.9

Holdings may grant options for up to 71,500 shares under the Plan. The number of options allowed under the Plan is expected to be increased by the Board of Directors subsequent to September 30, 1998. Certain options granted during 1998 were issued in anticipation of this increase in available grants.
 Under the Plan stock options expire 10 years from the date of grant. The incentive options vest ratably over a five year period. The vesting of performance options are dependent on the Company's future results of operations through the fiscal year end 2001 but in any event will vest by October 15, 2006.

Information with respect to options granted under the Company's stock option plan is as follow:

                                    September 30, 1998      September 30, 1997
                                    ------------------      ------------------
                                  Shares      Wtd. Avg.    Shares     Wtd. Avg.
                                  (000)       Ex Price     (000)      Ex Price
                                  -----       --------     -----      --------
 Outstanding  at  beginning of
    year                           68.4          n/a         0.0         n/a
 Granted                            9.3        $100.00      69.2       $100.00
 Exercised                          0.0          n/a         0.0         n/a
 Forfeited                         (5.0)       $100.00      (0.8)      $100.00
 Expired/canceled                   0.0          n/a         0.0         n/a
                                  -----                    -----
 Outstanding at end of year        72.7        $100.00      68.4       $100.00
                                  -----                    -----
                                  -----                    -----
 Exercisable at end of year          0                        0

 Weighted  average  fair value    $42.92                   $48.09
 of options granted

All of the 72,700 options outstanding at September 30, 1998 have exercise and weighted average exercise prices of $100.00 and a weighted average remaining contractual life of 8.21 years. None of these options are exercisable.

The minimum value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.61%; expected life of 10 years; and no expected dividend yield or volatility.

21. INVESTMENT IN AFFILIATE

     In November 1997, the Company made a $5.0 million, or 15%, equity investment in DALiM Gmbh, a pre-press software specialist. The Company made additional investments of $2.5 million in fiscal year 1998, increasing its equity participation to more than 20%. In 1998, the Company also recorded equity losses of $0.7 million, including related goodwill amortization.

     On November 18, 1998, DALiM filed for bankruptcy due to insolvency. As a result, the Company determined that its net investment was impaired and the balance of $6.8 million was written off in fiscal 1998.

22.  SUBSEQUENT EVENTS

     The Company's operating loss for fiscal year 1998 has caused it to utilize a substantial portion of its available liquidity. As a result, the Company has taken certain actions subsequent to September 30, 1998 intended to increase its profitability and the availability of liquidity, including senior management changes, a revised business plan, workforce reductions, a sale of $35.6 million in accounts receivable, a renegotiation of its Revolving Credit Facility (see Note 10 for a summary of the Amendment), and a commitment by an affiliate of Stonington to make a capital contribution of at least $35 million. The capital contribution is expected to be made in the form of the receivables previously guaranteed by Stonington. While the Company's management believes that these actions will result in improved profitability and the ability to obtain necessary liquidity, there can be no assurances that they will be successful.

     On November 19, 1998, the Company announced a five percent reduction of its worldwide workforce. This reduction, which affected both salaried and hourly jobs, refocused efforts on improving process flow associated with new product manufacturing and customer service. The major emphasis involved realignment of the North American operation, which serves the Company's largest installed customer base. The severance cost relating to this workforce reduction is approximately $6.7 million and will be charged to expense during the quarter ending December 31, 1998.

                             INDEPENDENT AUDITORS' REPORT



To Rockwell Graphic Systems:

          We have audited the accompanying combined balance sheet of Rockwell Graphic Systems, a business unit of Rockwell International Corporation (Rockwell Graphic Systems - see Note 1), as of September 30, 1996, and related combined statements of operations and cash flows for the year then ended and the combined statements of operations and cash flows for the fourteen day period ended October 14, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
November 25, 1997

                           ROCKWELL GRAPHIC SYSTEMS
                             COMBINED BALANCE SHEET
                             AT SEPTEMBER 30, 1996
                                  (In Millions)

ASSETS
Current assets:
   Cash and cash equivalents                                       $2.3

   Accounts receivable, net                                       112.6
   Customer notes receivable, current portion                      67.4
   Inventories                                                    148.8
   Deferred income taxes                                           36.7
   Other current assets                                             4.8
                                                                  -----
        Total current assets                                      372.6
Property and equipment, net                                       140.4
Customer notes receivable, net                                    154.9
Goodwill, net                                                     135.2
Other assets                                                       12.9
                                                                  -----
Total assets                                                     $816.0
                                                                  -----
                                                                  -----

LIABILITIES AND ROCKWELL'S NET INVESTMENT
Current liabilities:
   Accounts payable                                                53.7
   Notes payable                                                   39.2
   Advance payments from customers                                 88.1
   Accrued compensation                                            12.8
   Due to related parties                                          11.1
   Income tax payable                                               7.7
   Other current liabilities                                      132.3
                                                                  -----
     Total current liabilities                                    344.9
Other liabilities                                                  11.3
Deferred income taxes                                               2.7
                                                                  -----
Total liabilities                                                 358.9
Rockwell's net investment                                         457.1
                                                                  -----

Total liabilities and Rockwell's net investment                  $816.0
                                                                  -----
                                                                  -----


The accompanying Notes to Combined Financial Statements are an integral part of these statements.


                            ROCKWELL GRAPHIC SYSTEMS
                        COMBINED STATEMENT OF OPERATIONS
                                 (In Millions)
                                                  For The     For The Fourteen
                                                Year Ended        Days Ended
                                           September 30, 1996   October 14, 1996
                                          ------------------   ----------------
Net sales                                       $698.2          $4.6
Cost of sales                                    593.6          10.2
                                                 -----          ----
   Gross profit                                  104.6          (5.6)
Operating expenses:
   Engineering                                    30.8           0.9
   Sales and marketing                            35.9           1.1
   General and administrative                     51.5           1.9
   Rockwell common expense  allocation             8.5           0.1
   Patent litigation                               1.0           0.0
   Restructuring charge                            3.9           0.0
                                                   ---           ---
   Total operating expenses                      131.6           4.0
                                                 -----           ---
Operating (loss) profit                          (27.0)         (9.6)
Interest income                                   17.1           0.7
Interest expense:
   Related parties                                (3.8)         (0.2)
   Other                                          (2.2)          0.0
Other income (expense), net                       (3.5)          0.0
                                                  -----          ---
Income (loss) before income taxes                (19.4)         (9.1)
Provision (credit) for income taxes               (3.7)         (3.4)
                                                  -----         -----
Net (loss) income                               $(15.7)        $(5.7)
                                                -------        ------
                                                -------        ------


The accompanying Notes to Combined financial Statements are an integral part of these statements.


                            ROCKWELL GRAPHIC SYSTEMS
                 COMBINED STATEMENT OF CASH FLOWS (in Millions)

                                                    For The     For The Fourteen
                                                    Year Ended      Days Ended
                                                  September 30,    October 14,
                                                       1996             1996
                                                  -------------    ------------
OPERATING ACTIVITIES:
     Net (loss) income                                $(15.7)             $(5.7)
     Depreciation                                       22.4                0.6
     Amortization of intangible assets                   4.8                0.2
     Intercompany purchases from Allen Bradley          27.5                0.0
     Allocation of common expenses from Rockwell         8.5                0.1
     Provision for doubtful accounts receivable          1.3                0.0
     Provision for doubtful customer notes
       receivable                                        2.4                0.0
     Deferred income taxes                              (5.5)              (1.2)
     Changes in assets and liabilities:
         Account receivable, net                        11.4               11.1
         Inventories                                    72.2               (7.7)
         Customer notes receivable                       9.4               16.3
         Accounts payable                              (25.3)               3.1
         Advance payments from customers               (66.3)               9.1
         Due to related parties                          0.3               (3.3)
         Accrued compensation                           (3.3)              (0.4)
         Other assets and liabilities                   27.4               (5.2)
                                                        ----               -----
            Net cash from operating activities          71.5               17.0
                                                        ----               ----

INVESTING ACTIVITIES:
     Property and equipment additions                   (5.9)               0.0
     Other                                              (8.8)              (0.6)
                                                        -----              -----
         Net cash from investing activities            (14.7)              (0.6)
                                                       ------              -----

FINANCING ACTIVITIES:
     Repayment of foreign long-term debt                (2.6)             (25.9)
     Borrowings                                         39.2                0.0
     Net cash transferred from (to) Rockwell           (97.8)              11.6
                                                       ------              ----
         Net cash from financing activities            (61.2)             (14.3)
                                                       ------              -----
Net (decrease) increase in cash                         (4.4)               2.1
Cash at the beginning of the period                      6.7                2.3
Cash at the end of the period                           $2.3               $4.4
                                                        ----               ----
                                                        ----               ----


The accompanying Notes to Combined Financial Statements are an integral part of these statements.

                              ROCKWELL GRAPHIC SYSTEMS
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED SEPTEMBER 30, 1996
                  AND FOR THE FOURTEEN DAYS ENDED OCTOBER 14, 1996


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

RGS benefits from certain direct services which are provided by Rockwell, including centralized billing for benefit claim payments for active U.S. employees, data processing, telecommunications, research and certain insurance. These direct expenses are included in the Statements. In addition, Rockwell also provides certain common services, such as cash management and other treasury services, legal, patent, tax, insurance administration, corporate accounting, audit, communications, benefit administration services and general management.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

RGS recognizes revenue on a percentage-of-completion basis, utilizing the units-of-delivery method. Units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. When a current contract estimate indicates a loss, provision is made for the total estimated loss. At September 30, 1996, RGS had recorded cumulative revenues of $128.9 million on presses awaiting delivery to customers for which title had transferred. Revenues recognized for the year ended September 30, 1996 for presses awaiting delivery amounted to $90.7 million There were no revenues recognized for the fourteen days ended October 14, 1996 for presses awaiting delivery. Revenues on installation contracts is recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

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

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


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

WORKERS, COMPENSATION AND PRODUCT AND GENERAL LIABILITY COSTS

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

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)



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

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


3.   FINANCIAL INSTRUMENTS

The Statements include customer notes receivable, long-term debt and foreign currency forward exchange contracts.

RGS provides financing for sales to certain customers in the form of promissory notes. The notes are collateralized by the equipment, accrue interest at varying rates (6.25% to 13.25%) based on the contractual terms of each agreement and generally have terms of up to ten (10) years. The accrual of interest is discontinued when a note becomes 90 days past due or when RGS is notified by the customer of a significant equipment problem.

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
                                                               ------
                                                               ------

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


The activity of the allowance for doubtful accounts is summarized as follows (in millions):


                                         For The          For the Fourteen
                                        Year Ended          Days Ended
                                     September 30, 1996   October 14, 1996
                                     ------------------   ----------------
 Beginning of period                        $5.0                 $14.9
 Provision                                  11.2                   0.0
 Charges                                    (1.3)                  0.0
                                            ----                   ---
 End of year                               $14.9                 $14.9
                                           -----                 -----
                                           -----                 -----

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

5.     CUSTOMER NOTES RECEIVABLE

Customer notes receivable at September 30, 1996 are summarized as follows (in millions):

       Customer notes receivable                                $244.7
       Less allowance for doubtful notes                         (22.4)
                                                               ---------
       Notes receivable, net                                     222.3
       Less current portion                                      (67.4)
                                                               ---------
       Long-term notes receivable, net                          $154.9
                                                               ---------
                                                               ---------


On October 1, 1995, RGS adopted statement of Financial Accounting Standards No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which requires the evaluation of the collectibility of principal and contractual interest of certain impaired customer notes in assessing the need for an allowance for customer notes. Customer notes are considered impaired when, based on current information

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


and events, it is probable that RGS will be unable to collect all amounts due according to the contractual terms of the note agreement. Impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate and/or the fair value of collateral. As of September 30, 1996, $49.8 million of customer notes are considered to be impaired, for which $9.6 million has been reserved for within the allowance for doubtful notes. The adoption of Statements of Financial Accounting Standards Nos. 114 and 118 did not have a material effect on the results of operations for the year ended September 30, 1996.


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

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)



7.   PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1996 are summarized below (in millions):

                      Land and land improvements               $ 33.2
                      Buildings and building improvements        77.9
                      Machinery, equipment and tooling          255.7
                      Construction in progress                    2.7
                                                               ------
                          Total                                 369.5
                      Less accumulated epreciation             (229.1)
                                                               ------
                          Property and equipment, net          $140.4
                                                               ------
                                                               ------


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
                                                                         ------
                                                                         ------

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


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

The components of the provision (credit) for income taxes are as follows (in millions):

                                            For The           For The Fourteen
                                          Year Ended             Days Ended
                                      September 30, 1996      October 14, 1996
                                      ------------------      ----------------
         Current:
           United States                       $(8.0)          $(1.5)
           Non-United States                    10.9            (0.5)
           State and local                      (1.1)           (0.2)
                                               -----           -----
         Total current                           1.8            (2.2)
                                               -----           -----

         Deferred:
           United States                        (4.2)           (1.0)
           Non-United States                    (0.7)            0.0
           State and local                      (0.6)           (0.2)
                                               -----           -----
         Total deferred                         (5.5)           (1.2)
                                               -----           -----
         Provision for income taxes            $(3.7)          $(3.4)
                                               -----           -----
                                               -----           -----

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:

                                          For The               For The Fourteen
                                        Year Ended                 Days Ended
                                    September 30, 1996          October 14, 1996
                                    ------------------          ----------------
   Federal statutory rate                       35.0%                     35.0%
   Effect of:
       State and local taxes                     8.8                       4.0
       Goodwill amortization                    (9.2)                     (0.5)
       Foreign sales corporation benefit         6.0                       0.0
       Foreign tax expense                     (19.0)                     (1.9)
       Other                                    (2.5)                      0.8
                                              --------                   -------
     Effective Tax Rate                         19.1%                     37.4%
                                              --------                   -------
                                              --------                   -------

The domestic and foreign components of income (loss) before income taxes are as follows (in millions):

                                    For The               For The Fourteen
                                   Year Ended                Days Ended
                                September 30, 1996        October 14, 1996
                                ------------------        ----------------
      Domestic                      $(34.3)                    $(7.2)
      Foreign                         14.9                      (1.9)
                                      ----                      ----
      Total                         $(19.4)                    $(9.1)
                                    ------                     -----
                                    ------                     -----

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

Current and noncurrent deferred income tax assets at September 30, 1996 arise principally from the following (in millions):

          Current:
                Inventory reserves                    $11.7
                Product warranty reserves              10.4
                Self-insurance reserves                 7.2
                Other                                   7.4
                                                      -----
          Total current asset                         $36.7
                                                      -----
                                                      -----


          Noncurrent:
                Notes receivable                      $10.1
                Property and equipment                (17.6)
                Retirement benefits                     4.8
                                                      -----
          Total noncurrent liability                  $(2.7)
                                                      -----
                                                      -----


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

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

At September 30, 1996 the assets for the entire Rockwell International pension plan for U.S. employees of $9,961 million exceeded the accumulated benefit obligation of the plan of $7,941 million. The accumulated benefit obligations related to RGS participants in this plan at September 30, 1996 are as follows (in millions):

     Accumulated benefit obligation, principally vested:
     Active employees                                             $ 63.9
     Retired and other                                              96.8
                                                                  ------
     Total                                                        $160.7
                                                                  ------
                                                                  ------

Certain RGS employees in the United Kingdom participate in a pension plan sponsored by Rockwell. At September 30, 1996, assets of $11.1 million exceeded the accumulated benefit obligations of this plan of $9.7 million. The accumulated benefit obligation related to RGS participants in this plan was $7.4 million at September 30, 1996.

The combined statements of operations include $0.1 million and $2.3 million for the fourteen days ended October 14, 1996 and the year ended September 30, 1996, respectively, related to RGS' portion of the service cost of active participants of these pension plans in the U.S. and U.K. Amounts related to accrued pension obligations for participants and related assets of these plans are not included in RGS' combined balance sheets.

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

In addition, RGS has stand-alone pension plans covering certain of its employees in the United Kingdom, Germany and Japan. Amounts included in the accompanying combined balance sheet at September 30, 1996 for these stand-alone plans are as follows (in millions):

                                                 Accumulated        Assets
                                                  Benefits        Exceeding
                                                 Exceeding       Accumulated
                                                   Assets          Benefits
                                                   ------          --------
Accumulated benefit obligations,
    principally vested                                  $4.2           $43.6
Effect of salary increases                               1.6             9.0
                                                         ---             ---
Projected benefit obligation                             5.8            52.6
Fair value of plan assets                                1.8            54.7
                                                         ---            ----
Plan assets greater than (less than)
   projected benefit obligation                         (4.0)            2.1
Unamortized amounts:
       Transition                                        ---            (3.4)
       Net actuarial losses                             (0.1)            1.3
       Prior service cost                                0.3             4.1
Prepaid (accrued) pension costs                        $(3.8)           $4.1
                                                       -----            ----
                                                       -----            ----


Net pension cost for stand-alone RGS plans for non-U.S. employees included in the accompanying combined statement of operations consist of the following (in millions):

                                                     For The            For The Fourteen
                                                   Year Ended             Days Ended
                                                September 30, 1996      October 14, 1996
                                                ------------------      ----------------
Service cost-benefits earned during the year          $2.1                   $0.1
Interest accrued on accumulated benefit                4.4                    0.2
obligation
Expected return on plan assets                        (4.5)                  (0.2)
Prior service cost amortization                        0.4                    0.0
Amortization of net actuarial gains                    0.1                    0.0
Transition asset amortization                         (0.6)                   0.0
                                                      ----                   ----
Net pension cost                                      $1.9                   $0.1
                                                      ----                   ----
                                                      ----                   ----

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

The above pension amounts were determined using a June 30, 1996 measurement date and the following assumptions:

                                                                1996
                                                                ----
Discount rate                                                 4.0%-8.0%
Annual salary increase                                           4.5%
Asset return                                                  4.0%-9.0%

Rockwell sponsors defined contribution plans covering all U.S. RGS salaried employees and certain hourly employees. Employer contributions to these plans, which were charged to costs and expenses, totaled $0.2 million for the fourteen days ended October 14, 1996 and $3.7 million for the year ended September 30, 1996 .

12.  RETIREMENT MEDICAL PLANS AND POST EMPLOYMENT BENEFITS

Rockwell has retirement medical plans which cover RGS U.S. employees and provide for the payment of medical costs of eligible employees and dependents upon retirement. Since RGS employees participate in these Rockwell retirement medical plans, accrued post-retirement benefit obligations for participants in these plans are not included in RGS' combined balance sheet. The retirement medical obligation related to RGS participants in these plans at September 30, 1996 is as follows (in millions):

Retirees                                  $34.8
Active employees:
     Eligible to retire                     9.2
     Not eligible                          11.9
                                           ----
Retirement medical obligations            $55.9
                                          -----
                                          -----

The combined statement of operations include $0.7 million in charges related to RGS' portion of service cost of active participants of these plans for 1996.

The above retirement medical amounts were computed using a June 30, 1996 measurement date and the following assumptions:

                                                    1996
                                                    ----
             Discount rate                          7.75%
             Health care cost trend rate            8.00%

The health care cost trend rate is assumed to decline to 5.5% after 2015.

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

13.  LEASES

RGS leases certain operating assets with various renewal options. Combined rental costs were $0.1 million and $3.2 million for the fourteen days ended October 14, 1996 and for the year ended September 30, 1996, respectively.

Minimum future rental commitments under non-cancelable operating lease arrangements at September 30, 1996 were (in millions):

                        1997                        $0.3
                        1998                         1.3
                        1999                         1.2
                        2000                         1.1
                        2001                         0.7
                        Thereafter                   0.1
                                                    ----
                        Total                       $4.7
                                                    ----
                                                    ----


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

During the period ended September 30, 1996, Rockwell Systemes Graphiques Nantes S.A. (RGS' business in France) entered into credit facilities with two banks which permit borrowings up to $30.5 million bearing interest with rates ranging from the Paris Interbank Rate plus .25% to 4.00%. Borrowings under the credit facilities are guaranteed by Rockwell. As of September 30, 1996, borrowings under the credit facilities totaled $25.9 million.

15. RESEARCH AND DEVELOPMENT

Research and development costs were $0.9 million and $22.2 million for the fourteen days ended October 14, 1996 and for the year ended September 30, 1996, respectively, and are expensed as incurred.

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

16.  RELATED PARTY TRANSACTIONS

RGS purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell. Such purchases totaled $27.5 million in 1996. There were no material purchases for the fourteen days ended
October 14, 1996.

A summary of changes in Rockwell's net investment in RGS for the year ended September 30, 1996 is as follows (in millions):

Balance at the beginning of year                    $543.1

Net loss                                             (15.7)

Currency translation and other                        (8.5)

Allocation of common expenses from Rockwell            8.5

Non-cash intercompany purchases                       27.5

Net transfers to Rockwell                            (97.8)
                                                    ------

Balance at end of year                              $457.1
                                                    ------
                                                    ------


17.  GEOGRAPHIC AND EXPORT SALES INFORMATION

The following table presents information about RGS by geographic area (in millions):

                                                Period                                     Asia
                                                 Ended          U.S.         Europe      Pacific     Eliminations     Total
                                                 -----          ----         ------      -------     ------------     -----
Net sales to customers                        10/14/96            $3.7          $0.8        $0.1             $---      $4.6
                                              09/30/96           406.7         206.7        84.8              ---     698.2
-----------------------------------------------------------------------------------------------------------------------------
Transfers between geographic locations        10/14/96             ---           0.1         ---             (0.1)      ---
                                              09/30/96            13.6          27.3         ---            (40.9)      ---
-----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                       10/14/96            (8.0)         (1.3)       (0.3)             ---      (9.6)
                                              09/30/96           (24.1)         (4.5)        1.6              ---     (27.0)
-----------------------------------------------------------------------------------------------------------------------------
Net identifiable assets                       09/30/96           451.4         272.5        92.1              ---     816.0

                      ROCKWELL GRAPHIC SYSTEMS
           NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)

Transfers between geographic areas are recorded at amounts generally in excess of cost. The resultant income is assigned to the geographic area of manufacture. In computing operating profit, interest income and expense, other income and expense and income taxes have not been added or deducted.

Export sales from the U.S. were $0.6 million, or 13% and $182.6 million, or 26% of the Company's net sales for the fourteen days ended October 14, 1996 and the year ended September 30, 1996, respectively. These sales were principally to customers in South America.


18.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

In November 1995, the U.S. District Court for the Southern District of New York issued a judgment relating to a patent infringement matter that RGS is liable for damages and interest which management estimates to total approximately $17.0 million. At November 3, 1995, the date as of which it issued its 1995 financial statements, it was management's estimate that the minimum probable liability was $3.0 million and this amount was recorded in the combined statement of operations. Subsequent to November 3, 1995, management revised its estimate of the minimum probable liability and recorded an additional $1.0 million of expense during the year ended September 30, 1996. Pursuant to the Acquisition (see note 20), Rockwell has agreed to indemnify RGS for any damages that may be determined to be payable in such action and to treat such as a retained liability. The matter was settled in December 1996 by a payment by Rockwell to the plaintiff.

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

ENVIRONMENTAL CONTINGENCIES

RGS has received either notices of potential liability or third-party claims under the federal Comprehensive Environmental Response, Compensation and Liability Act at six off-site disposal facilities (Superfund Sites). RGS has entered into settlement agreements with the Environmental Protection Agency
(EPA) at two of these sites and a settlement proposal is pending at a third site, none of which is material to the financial statements either individually or collectively. With respect to the fourth site, at which RGS has been named a potentially responsible party (PRP), its share of the clean up costs are estimated to approximate $200,000 of the potential estimated cost for final site remediation of $10.0 million. At the fifth and sixth sites, RGS has been implicated as a PRP. However, RGS believes its involvement, if any, is not significant. Although current law imposes joint and several liability on any party determined to be responsible at a Superfund Site, management believes, based upon all available information, that the ultimate resolution of these matters will not have a material adverse effect on RGS' financial position, results of operations or liquidity.

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

19.  SUPPLEMENTAL CASH FLOW INFORMATION (IN MILLIONS)


                                 1996
                                 ----
Income tax payments (Japan)    $  1.0

Interest payments (non-U.S.)      1.1

Non-cash investment in
joint venture                     5.0

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors of Goss:


     NAME                     AGE    PERIOD SERVED/TERM*
     ----                     ---    -------------------
     J. Joe Adorjan           60     October 15, 1996 to Present

     Alfred C. Daugherty      75     October 15, 1996 to Present

     Robert F. End            43     October 15, 1996 to Present

     Joseph P. Gaynor, III    55     October 29, 1998 to Present

     James J. Kerley          75     October 15, 1996 to Present

     Robert M. Kuhn           56     October 15, 1996 to Present

     Alexis P. Michas         40     October 15, 1996 to Present

     Robert J. Mylod, Jr.     31     October 15, 1996 to Present

     James P. Sheehan         56     October 15, 1996 to Present


* Each director is elected for a one-year term.

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

ALFRED C. DAUGHERTY was Chairman of Duracell International Inc., a manufacturer of premium batteries, until his retirement January 1, 1995. Mr. Daugherty was Executive Vice President of Dart Industries Inc., a maker of consumer products and chemical specialties, as well as a Director until his retirement on October 1, 1993. Mr. Daugherty is also a Director of Blue Bird Corporation and A. Duda & Sons, Inc.

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

JOSEPH P. GAYNOR, III has served as Executive Vice President Administration, Chief Financial Officer and Treasurer since November 1998 and as Executive Vice President, Chief Financial Officer and Treasurer since August 1998. Prior thereto he served as Managing Director of Shattuck Hammond, an investment banking unit of PricewaterhouseCoopers Securities, L.L.C. from 1997 to August 1998. Mr. Gaynor also served as the Executive Vice President and Chief Financial Officer of Primary Health Systems, Inc. From 1995 to 1996 and as Chief Financial Officer of the Chicago Sun Times Company from 1990 to 1994.

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

ROBERT M. KUHN has served as President and Chief Executive Officer since November 1998. Prior thereto Mr. Kuhn served as Chairman of the Board and Chief Executive Officer of Goss since October 1996 and as President since October 1995. Prior thereto he served as Senior Vice President, Business Development of United Technologies Corporation and President of Hamilton Standard, the aerospace subsidiary of United Technologies since 1991.

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


JAMES P. SHEEHAN has served as Chairman of the Board since November 1998.  Mr.

Sheehan has been self-employed as a private investor since January 1994.   Prior
thereto he served as President and Chief Operating Officer of A.H. Belo Corp., a media company that publishes newspapers and televises programs through owned stations.

The following table sets forth information concerning the executive officers of Goss in addition to Messrs. Kuhn and Gaynor, who are listed above:






     NAME                       AGE     POSITION/TERM*
     ----                       ---     -------------

     Alex G. Brnilovich, Jr.    47      Executive Vice President,
                                        North America

     Frank D. Jurenka           61      Vice President, US Operations

     Jack E. Merryman           51      Senior Vice President, General
                                        Counsel and Secretary

     Alan P. Sheng              54      Senior Vice President, Global
                                        Technology and Development

     Richard J. Sutis           55      Executive Vice President, Asia
                                        Pacific

     Randall Thomas             49      Executive Vice President and
                                        General Manager, Europe


* Officers are elected annually by the Board of Directors and can be removed at any time.


ALEX G. BRNILOVICH, JR. has served as Executive Vice President, Americas since November 1998 and as Senior Vice President, North America from October to November 1998. Prior thereto, Mr. Brnilovich served as President of Asea Brown Boveri (ABB) Power Generation, Inc. From 1996 to 1998; President of ABB Turbine Services from 1993 to 1996; and President of ABB Utilities Steam Turbine from 1991 to 1993.

FRANK D. JURENKA has serviced as Vice President Operations since 1993.

JACK E. MERRYMAN has served as Senior Vice President, General Counsel and Secretary since 1998 and as Vice President, General Counsel and Secretary since 1996. Prior thereto Mr. Merryman served as General Counsel and Secretary for Reliance Electric Company, a subsidiary of Rockwell which makes industrial motors and drive systems, since 1995; as Assistant General

Counsel & Assistant Secretary from 1993 to 1995; and as Senior Counsel from 1987 to 1993.

ALAN P. SHENG has served as Senior Vice President, Global Technology and Development since 1998 and as Vice President, Global Technology and Development since 1992.

RICHARD J. SUTIS has served as Executive Vice President, Asia Pacific since 1998 and as Vice President, Asia Pacific since 1996. From 1994 to 1996 Mr. Sutis served as Vice President, Business Development and Strategy for Stevens International, Inc., a manufacturer and marketer of complete web fed printing and packaging systems. Prior thereto Mr. Sutis served as Goss's Director, Program Management from 1991 to August 1994.

RANDALL THOMAS has served as Executive Vice President & General Manager, Europe since 1998 and as Vice President & General Manager, Europe since 1992.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth the cash compensation paid by Goss during fiscal 1998 and 1997 and by Rockwell Graphic Systems, Inc. and or Rockwell International Corporation during fiscal 1996 to (i) Goss's Chief Executive Officer, and (ii) each of Goss's four most highly compensated executive officers other than the CEO who were serving at September 30, 1998:




                             SUMMARY COMPENSATION TABLE




                                                                                       OTHER ANNUAL
 NAME AND PRINCIPAL POSITION                 YEAR          SALARY         BONUS(1)     COMPENSATION        ALL OTHER COMPENSATION
 ---------------------------                 ----          ------         -----        ------------        ----------------------
                                                            ($)            ($)              ($)                      ($)

 Frank D. Jurenka                            1998         183,000          -0-            5,026(8)                25,790(2)
                                             1997         177,420         77,821            (3)                      (3)
                                             1996         174,033         83,500            (3)                      (3)

 Robert M. Kuhn                              1998         577,500          -0-              (3)                  $143,965(4)
 President & Chief Executive Officer         1997         554,600        545,738            (3)                   200,004(5)
                                             1996         400,000          -0-              (3)                   135,587(6)
                                                             -              -

                                                                                          5,843(8)
 Jack E. Merryman                            1998         180,000          -0-              (3)                      (3)
 Senior Vice President, General Counsel      1997         163,300        110,565            (3)                      (3)
 & Secretary                                 1996         131,668         35,000(7)         (3)                      (3)

 Richard J. Sutis                            1998         175,000          -0-            5,651(8)                   (3)
 Executive Vice President, Asia Pacific      1997         152,496        100,053            (3)                      (3)
                                              -              -              -               (3)                      (3)

 Randall Thomas                              1998         222,772          -0-              (3)                      (3)
 Executive Vice President  General           1997         200,093        133,275            (3)                      (3)
 Manager, Europe                             1996         180,400         92,400            (3)                      (3)



(1) Bonus amounts do not include retention and sale of business bonuses in the aggregate amount of $1,803,000 paid by Rockwell International Corporation to eleven officers subsequent to their cessation of employment by Rockwell.
(2) Includes $12,657 for company car, $11,033 for club dues and $2,100 for financial planning.

(3)  No disclosure required.
(4) Includes $15,134 for company car, $2,698 for club dues, $1,497 for financial planning, $50,332 for long-term disability insurance and $74,304 for personal transportation costs.
(5) Includes $15,078 for company car, $2,252 for club dues, $2,139 for financial planning, $53,619 for long-term disability insurance, $44,700 for personal transportation costs and a $82,216 lump-sum relocation payment.
(6) Includes $13,014 for company car, $8,589 for club membership fee and dues, $53,619 for long-term disability insurance, and $60,365 in personal transportation costs.
(7) In addition to this amount, Mr. Merryman received a signing bonus of $63,670 when he joined Goss in June 1996.
(8)  Amounts are for retiree savings plans.

Goss has not granted any stock options, stock appreciation rights or shares of restricted stock. Key members of management, including the executive officers named above, have been granted incentive and performance stock options, and independent directors have been awarded shares of restricted stock of, GGS Holdings Inc., Goss's sole common shareholder, pursuant to a Management Stock Incentive Plan as summarized by the following table:

                    GGS HOLDINGS INC. STOCK INCENTIVE PLAN TABLE




                                                 INCENTIVE     PERFORMANCE        SHARES OF
 NAME AND PRINCIPAL POSITION                      OPTIONS*       OPTIONS*      RESTRICTED STOCK
 ---------------------------                      -------        -------       ----------------
 Joseph P. Gaynor, III                             4,000          4,000              -0-
 Executive Vice President Administration,
 Chief Financial Officer & Treasurer

 Frank D. Jurenka                                   750            750               -0-
 Vice President, US Operations

 Robert M. Kuhn                                   13,000         13,000              -0-
 President & Chief Executive Officer

 Jack E. Merryman                                  3,000          3,000              -0-
 Senior Vice President, General Counsel
 & Secretary

 Richard J. Sutis
 Executive Vice President, Asia Pacific            1,500          1,500              -0-

 Randall Thomas                                    3,250          3,250              -0-
 Executive Vice President & General Manager,
 Europe

 J. Joe Adorjan                                     -0-            -0-              1,875
 Director

 Alfred C. Daugherty                                -0-            -0-              1,875
 Director

 James J. Kerley                                    -0-            -0-              1,875
 Director

 James P. Sheenan                                   -0-            -0-              1,875
 Director

 All others  as a group                           10,850         10,850              -0-



* Dollar value of all incentive and performance options is $42.92 to $48.09. See footnote 20 to 1998 financial statements.

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

At September 30, 1998, Mr. Thomas' estimated annual benefit at age 60 under the Plan was $147,123.

COMPENSATION OF DIRECTORS

Goss's independent directors receive $1,500 per board meeting and $750 per committee meeting attended with the exception of the committee chairman who receives $1,000 per committee meeting attended. Mr. Sheehan is not compensated by Goss for his services as Chairman of the Board. All board members are reimbursed their travel and other expenses in connection with meeting attendance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Goss's common stock is owned by GGS Holdings Inc. The common stock of GGS Holdings Inc. is held by Stonington and certain of its affiliates, Merrill Lynch KECALP, the directors and certain members of management of Goss. (SEE
Item 11 above.)

Goss does not have any outstanding preferred stock. However, GGS Holdings has preferred stock outstanding that is held by Rockwell International Corporation. The terms of the preferred stock entitle Rockwell to elect two directors of GGS Holdings in certain events.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Goss purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell. These purchases totaled $18.6 million in fiscal 1998. Also, in connection with the acquisition Rockwell agreed to provide Goss certain support services for which Goss paid Rockwell $3.7 million in fiscal 1998.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K.

     1.   Financial Statements

               - Consolidated Balance Sheets as of September 30, 1998 and September 30, 1997, and Consolidated Statements of Operations, and Cash Flows for the year ended September 30, 1998 and the period ended September 30, 1997 for Goss.

               - Combined Statements of Operations and Cash Flows for the fourteen days ended October 14, 1996 and for the year ended September 30, 1996 for Rockwell Graphic Systems, Inc.

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

          3.1  Certificate of Incorporation of Goss                                  *

          3.2  By-Laws of Goss                                                       *

          4.1  Form of Indenture between Goss and The Bank of New York, Trustee
               relating to the 12% Senior Subordinated Notes due 2006                *

          4.2  Credit Agreement among Goss and the parties named therein, as
               amended in 1998                                                    **/***

          4.3  Form of Certificate of Designation of the 61/2% Redeemable
               Pay-in-Kind Preferred Stock of GGS Holdings, Inc.                     *

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

          10.1 Form of Subscription Agreement for the Management Placement****       *

          10.2 Form of Subscription Agreement for Stonington Investment              *

          10.3 Form of Subscription Agreement for Equity Private Placement           *

          10.4 Form of Stockholders Agreement                                        *



          10.5 Employment Agreement dated as of September 26, 1996, between Goss
               and Robert M. Kuhn****                                                *

          10.6 Form of Management Stock Incentive Plan****                           *

          10.7 Form of Incentive Option Agreement****                                *

          10.8 Form of Performance Option Agreement****                              *

          10.9 Form of Restricted Stock Agreement****                                *

          10.10 Principal terms of employment for Joseph P. Gaynor, III****         ***

          21.1 List of subsidiaries of Goss                                       *****

          27.1 Financial Data Schedule


* Incorporated by reference to the exhibits to the Registration Statement of Goss as filed with the Securities and Exchange Commission, File No. 333-08421.

** Incorporated by reference to the exhibits to the Form 8-K of Goss as filed with the Securities and Exchange Commission on February 12, 1999.

***    Filed herewith.

****   Management contract or compensatory plan or arrangement.

***** Incorporated by reference to the exhibits to the Form 10-K Goss filed with the Securities and Exchange Commission with respect to its fiscal year ended September 30, 1997.

(b)    Reports on Form 8-K.

       Goss did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

(c)    Exhibits.

       See the exhibit list included as part of paragraph (a) (3) above.

(d)    Financial Statement Schedules.

       None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized on January 11, 1999.
                              GOSS GRAPHIC SYSTEMS, INC.

                              By:  /s/ Robert M. Kuhn
                                   -----------------------
                                   Robert M. Kuhn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on January 11, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

          NAME                               TITLE
          ----                               -----

/s/ Robert M. Kuhn
------------------------------
Robert M. Kuhn                     President and Chief Executive Officer
                                   (Principal Executive Officer)
/s/ Joseph P. Gaynor, III
------------------------------
Joseph P. Gaynor, III              Executive Vice President and Chief Financial
                                   Officer (Principal Financial Officer and
                                   Principal Accounting Officer)

/s/ J. Joe Adorjan
------------------------------
J. Joe Adorjan                     Director

/s/ Alfred C. Daugherty
------------------------------
Alfred C. Daugherty                Director

/s/ Robert F. End
------------------------------
Robert F. End                      Director

/s/ James J. Kerley
------------------------------
James J. Kerley                    Director

/s/ Alexis P. Michas
------------------------------
Alexis P. Michas                   Director

/s/ Robert J. Mylod, Jr.
------------------------------
Robert J. Mylod, Jr.               Director

/s/ James P. Sheehan
------------------------------
James P. Sheehan                   Director