Form 10-Q
period 1998-12-31
GOSS GRAPHIC SYSTEMS INC
filed 1999-02-16
CIK 1018214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-Q

                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1998

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

         Goss had 100 shares of Common Stock outstanding at February 12, 1999, all of which were held by an affiliate.

                           GOSS GRAPHIC SYSTEMS, INC.

                                      INDEX

Part I - Financial Information:                                              Page No.
------------------------------                                               --------
       Item 1 - Financial Statements

           Consolidated Balance Sheet - December 31, 1998 and
           September 30, 1998                                                  2

           Consolidated Statement of Operations - Three months ended
            December 31, 1998 and 1997                                         3

           Consolidated Statement of Cash Flows - Three months ended
           December 31, 1998 and 1997                                          4

           Notes to Consolidated Financial Statements                          5

       Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Part II - Other Information:
----------------------------
       Item 6 - Exhibits and Reports on Form 8-K                              14

Signatures                                                                    15
----------

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1998               1998
                                                     ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                          $57.1              $30.1
   Accounts receivable, net                           125.3              212.1
   Inventories, net                                   277.1              234.7
   Other current assets                                19.4               22.5
                                                       ----               ----
   Total current assets                               478.9              499.4
Property and equipment, net                           186.2              176.2
Goodwill, net                                         308.0              312.4
Other assets                                           27.7               28.1
                                                       ----               ----
   Total assets                                    $1,000.8           $1,016.1
                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $170.9             $185.0
   Revolving credit facilities                        178.9              151.0
   Current portion of long-term debt                    5.2                4.7
   Advance payments from customers                    178.6              126.9
   Other current liabilities                          194.7              206.2
                                                      -----              -----
   Total current liabilities                          728.3              673.8
Long-term debt, less current portion                  275.5              273.7
Other liabilities                                      59.5               60.0
                                                       ----               ----
Total liabilities                                   1,063.3            1,007.5

Minority interest                                       8.8                8.8

Common stock, 100 shares authorized and
  outstanding, $0.01 par value                          0.0                0.0
Additional paid in capital                            162.2              162.2
Retained earnings                                    (228.9)            (156.6)
Minimum pension obligation                             (5.3)              (5.3)
Cumulative translation adjustment                       0.7               (0.5)
                                                        ---               -----
Total shareholders' equity                            (71.3)              (0.2)
                                                      -----               -----
Total liabilities and shareholders' equity         $1,000.8           $1,016.1
                                                   ========           ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                      FOR THE QUARTER
                                                      ENDED DECEMBER 31,
                                                      ------------------
                                                    1998                 1997
                                                    ----                 ----
Net sales                                         $107.2               $106.0
Cost of sales                                      130.1                 88.8
                                                   -----                 ----
   Gross profit                                    (22.9)                17.2

Operating expenses                                  27.0                 22.3
Workforce reduction charge                           7.1                  0.0
Goodwill amortization                                2.1                  2.3
                                                     ---                  ---
   Operating profit                                (59.1)                (7.4)

Other (expense) income                              (1.4)                 0.9
Interest expense                                   (12.3)               (10.9)
                                                   ------               ------
   Loss before income taxes                        (72.8)               (17.4)

Provision (benefit) for income taxes                (0.4)                (6.8)
                                                    -----                -----
   Net loss                                       $(72.4)              $(10.6)
                                                  =======              =======

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                 FOR THE QUARTER
                                                                ENDED DECEMBER 31,
                                                                ------------------
                                                                 1998        1997
                                                                 ----        ----
OPERATING ACTIVITIES:
  Net loss                                                     $(72.4)     $(10.6)
  Depreciation                                                    5.1         5.1
  Amortization of goodwill                                        2.1         2.3
  Changes in assets and liabilities:
     Accounts receivable                                         86.7        19.3
     Inventory                                                  (42.4)      (45.4)
     Accounts payable                                           (14.2)      (18.3)
     Customer advances                                           51.7        35.9
     Other current liabilities                                  (11.4)      (23.7)
     Other assets                                                 1.6       (15.6)
     Other liabilities                                            3.6         1.9
                                                                  ---         ---
        Net cash provided by (used for) operating activities     10.4       (49.1)
                                                                 ----       ------

INVESTING ACTIVITIES:
  Capital expenditures                                           (9.6)       (4.2)
  Investment in affiliate                                         0.0        (5.1)
                                                                  ---        -----
     Net cash used for investing activities                      (9.6)       (9.3)
                                                                 -----       -----

FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities               27.9        46.2
  Repayment of term loan                                          0.0        (9.1)
  Repayment of mortgage notes                                    (0.7)       (2.3)
  Repayment of other obligations                                 (1.0)        0.0
                                                                 -----        ---
     Net cash provided by financing activities                   26.2        34.8
                                                                 ----        ----

Net increase (decrease) in cash                                  27.0       (23.6)
Cash at the beginning of the period                              30.1        49.6
                                                                 ----        ----
Cash at the end of the period                                   $57.1       $26.0
                                                                =====       =====

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, consisting solely of adjustments of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

In June 1998, the Board of Directors approved a change in Goss's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. The three month fiscal transition period from October 1, 1998 to December 31, 1998, which is covered by this report, will precede the start of the new calendar cycle.

Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in 1998.

2.   INVENTORIES

Net inventories are summarized as follows (in millions):

                                        December 31,        September 30,
                                        1998                1998
                                        ------------        -------------
     Materials                          $111.8              $104.8
       Work in process                    94.6                58.6
       Finished goods                     41.9                42.5
       Parts                              28.8                28.8
                                          ----                ----
          Total inventories, net        $277.1              $234.7
                                        ======              ======

3.  WORKFORCE REDUCTION CHARGE

During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. Approximately 185 employees are being terminated in this action. Substantially all of the severance costs will be paid by the end of 1999. As of December 31, 1998, approximately $0.8 million in severance costs had been paid.

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   DEBT

The debt obligations of Goss are as follows (in millions):

                                           December 31,         September 30,
                                           1998                 1998
                                           ----                 ----
       Revolving credit facilities         $178.9               $151.0
         Mortgage loans                      52.3                 49.2
       Senior subordinated notes            225.0                225.0
       Other debt obligations                 3.4                  4.2
                                              ---                  ---
           Total debt                       459.6                429.4
        Less current portion                184.1                155.7
                                            -----                -----
    Long-term debt                         $275.5               $273.7
                                           ======               ======

Goss's $200 million revolving credit facility contains covenants which must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the preceding four fiscal quarters. On August 31, 1998, Goss entered into the First Amendment to the credit facility which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill those covenants. As result, Goss and its lenders amended these covenants in the Second Amendment to the credit facility dated as of January 12, 1999, and, as so amended, Goss's management believes that it will be able to comply with the covenant structure contained therein. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

5.   CONTINGENCIES

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

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

6.   NEW ACCOUNTING STANDARDS

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which is also effective for fiscal years beginning after December 15, 1997. SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets.

SFAS Nos. 131 and 132 will be implemented in Goss's new full fiscal year beginning January 1, 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for 2000. SFAS No.133 will require that all derivatives

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

be recorded on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments.

Goss's management believes that the adoption of these new accounting standards will not have a material effect on its financial statements.

7.   COMPREHENSIVE INCOME

As of October 1, 1998 Goss adopted SFAS No. 130 "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Goss has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the notes to the consolidated financial statements.

Total comprehensive income is as follows (in millions):

                                                        For the Quarter
                                                       Ended December 31,
                                                       ------------------
                                                     1998                1997
                                                     ----                ----
Net loss                                           $(72.4)              $(10.6)
  Other comprehensive income:
     Foreign currency translation adjustment          1.2                  0.0
                                                      ---                  ---
  Total comprehensive loss                         $(71.2)              $(10.6)
                                                   =======              =======

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1998 as they read the discussion below.

RESULTS OF OPERATIONS

Net Sales

Goss's net sales for the transition quarter ended December 31, 1998 increased by 1.2% or $1.3 million to $107.2 million compared to the quarter ended December 31, 1997. Sales in the Americas increased by $15.0 million to $58.5 million as a result of increased shipments to large newspaper customers in 1998. Sales in Europe decreased by $13.2 million to $32.5 million as reductions in shipments to large newspaper customers more than offset an increase in shipments to small newspaper customers. The quarter ended December 31, 1997 contained a major large newspaper equipment sale of $15.5 million to one European customer. Sales in the Asia Pacific region remained level at approximately $16.0 million.

Gross Profit

Gross profit decreased by $40.1 million in 1998 to a loss of $22.9 million due primarily to performance in the Americas. As a result of its recent operating results, Goss took certain actions subsequent to September 30, 1998 which were intended to increase its profitability and liquidity, including senior management changes, a revised business plan and strategy and workforce reductions. New Goss senior management has made substantial progress in its ongoing evaluation of the Americas business unit. Charges of $29.9 million were recorded as a result of decisions made to resolve certain customer disputes and to accelerate the disposition of used equipment inventory, resulting in higher costs or greater losses than originally estimated.

Gross profit was also negatively affected by manufacturing performance and by certain Americas contracts that shipped during the quarter for which loss reserves had previously been established and which, therefore, contributed no gross profit.

Operating Expenses

Operating expenses -- I.E., engineering, selling, general and administrative expenses -- increased 20.6% to $27.0 million. The increase is due to higher engineering and administrative expenses. Engineering expenses increased due to costs associated with new engineering information systems, including depreciation thereof, and the timing of the capitalization of contract-related engineering costs into inventory. During the quarter ended December 31, 1997, a greater amount of engineering costs were capitalized into inventory due to substantial engineering efforts associated with a major contract. Administrative expenses increased as a result of depreciation expense on a new financial information system and expenses associated with recruiting new employees.

Workforce Reduction Charge

During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. Approximately 185 employees are being terminated in this action. Substantially all of the severance costs will be paid by the end of 1999. As of December 31, 1998, approximately $0.8 million in severance costs had been paid.

Other (Expense) Income

Other expenses increased by $2.3 million. On November 30, 1998, Goss sold approximately $35.6 million in accounts receivable to BT Commercial Corporation. A loss of $1.7 million was recorded in connection with the sale.

Interest Expense

Interest expense increased by $1.4 million due to increased borrowings under Goss's revolving credit facility during the quarter ended December 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

In the transition period ended December 31, 1998, operating activities provided $10.4 million of cash compared to 1997 when operating activities used $49.1 million of cash. The positive cash flow from operations in 1998 is due to the collection of accounts receivable, the sale of $35.6 million in accounts receivable to BT Commercial Corporation and the receipt of customer advances, partially offset by a build up of inventory.

Other than cash flow from operations, Goss's primary source of liquidity is its revolving credit facility which permits borrowings up to $200 million, including up to $175 million in letters of credit. As of December 31, 1998, borrowings and letters of credit under this facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $198.2 million, an increase of $26.5 million from the end of the prior fiscal quarter.

Goss's revolving credit facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum net worth test, a maximum leverage test and a minimum asset coverage test. These covenants are described more fully in Section 7.6 of the January 29, 1998 credit facility agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 8-K dated February 12, 1998, as amended by a First Amendment to Credit Agreement dated as of August 31, 1998 and a Second Amendment to Credit Agreement dated as of January 12, 1999, filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 10-K for its fiscal year ended September 30, 1998 and is incorporated herein by reference.

As a consequence of its earnings levels and cash flows, Goss was not in compliance with these financial covenants as of the quarter ended March 31, 1998. Goss's lenders waived this non-compliance (as well as non-compliance as of the end of the quarter ended June 30, 1998), and on August 31, 1998, Goss entered into the First Amendment which contained revised covenants for the quarter ended September 30, 1998 and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill these covenants. As a result, Goss and its lenders amended those covenants in the Second Amendment and, as so amended, Goss's management believes that it will be able to comply with the covenant structure contained in its revolving credit facility. As part of the Second Amendment, the revolving credit facility also was amended to include various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment, real property and intellectual property. In general, this limitation is similar to the limitation contained in the revolving credit facility prior to January 29, 1998. Also as part of the Second Amendment, Stonington Financing Inc., ("Stonington") was required to make a capital contribution to Goss, which took the form of the purchase by Stonington and the contribution to Goss of the accounts receivable previously sold to BT Commercial Corporation (see below). Stonington made this contribution on January 28, 1999. The Second Amendment provides Goss with financial covenants consistent with anticipated financial performance, but in exchange therefor Goss has less flexibility in other areas.

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

Goss, because of the acquisition, is a highly leveraged business. As a consequence, it is dependent upon its bank credit facility to provide essential liquidity, and borrowings under that facility are dependent upon Goss's fulfillment of the financial covenants that it contains. Violations of the financial covenants contained in the bank credit facility can be waived, and certain covenants have been waived or not enforced as a result of Goss's financial performance as its credit needs expanded. Should Goss at some future time not be able to satisfy those financial covenants it would significantly, and negatively, affect Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

Goss's operating losses for the fiscal year 1998 and the transition quarter ended December 31, 1998 have caused it to access a substantial portion of its available liquidity. As a result, Goss has taken certain actions intended to increase its profitability and the availability of liquidity, including senior management changes, a revised business plan, workforce reductions, a sale of $35.6 million in accounts receivable, a renegotiation of its Revolving Credit Facility, and a capital contribution by Stonington of $35.6 million. While Goss's management believes that these actions will result in improved profitability and the ability to obtain necessary liquidity, there can be no assurances that they will be successful.

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

The expected cost to convert all business systems to be Year 2000 compliant is approximately $17.3 million, the majority of which are capital expenditures. About 70% of these costs have been incurred as of December 31, 1998. These costs do not include certain costs incurred in the U.K. over the last two years to upgrade systems as part of an overall systems upgrade strategy as these costs were not tracked separately.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 4.2           Second Amendment to Credit Agreement

         (b)      Exhibit 27.1          Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GOSS GRAPHIC SYSTEMS, INC.

Date: February 16, 1999       By: /s/ Joseph P. Gaynor, III
                             --------------------------------------------------


                              Joseph P. Gaynor, III, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)






16