Form 10-Q
period 1999-03-31
GOSS GRAPHIC SYSTEMS INC
filed 1999-05-17
CIK 1018214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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

Goss had 100 shares of Common Stock outstanding at May 14, 1999, all of which were held by an affiliate.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOSS GRAPHIC SYSTEMS, INC.
                                     INDEX

                                                                                                             PAGE NO.
                                                                                                             ---------
PART I--FINANCIAL INFORMATION:

  Item 1--Financial Statements

    Consolidated Balance Sheet--March 31, 1999 and December 31, 1998.......................................      2

    Consolidated Statement of Operations--Three months ended March 31, 1999 and 1998.......................      3

    Consolidated Statement of Cash Flows--Three months ended March 31, 1999 and 1998.......................      4

    Notes to Consolidated Financial Statements.............................................................      5

  Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations............      9

PART II--OTHER INFORMATION:

  Item 6--Exhibits and Reports on Form 8-K.................................................................     13

SIGNATURES.................................................................................................     14

PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                           GOSS GRAPHIC SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                  (UNAUDITED)

                                                                                           MARCH 31,   DECEMBER 31,
                                                                                             1999          1998
                                                                                          -----------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $    16.6    $     57.1
  Accounts receivable, net..............................................................       132.7         125.3
  Inventories, net......................................................................       273.5         277.1
  Other current assets..................................................................        24.1          19.4
                                                                                          -----------  ------------
  Total current assets..................................................................       446.9         478.9
Property and equipment, net.............................................................       179.8         186.2
Goodwill, net...........................................................................       303.3         308.0
Other assets............................................................................        28.2          27.7
                                                                                          -----------  ------------
  Total assets..........................................................................   $   958.2    $  1,000.8
                                                                                          -----------  ------------
                                                                                          -----------  ------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................   $   154.8    $    170.9
  Revolving credit facilities...........................................................       176.1         178.9
  Current portion of long-term debt.....................................................         4.4           5.2
  Advance payments from customers.......................................................       152.3         178.6
  Other current liabilities.............................................................       186.1         194.7
                                                                                          -----------  ------------
  Total current liabilities.............................................................       673.7         728.3
Long-term debt, less current portion....................................................       274.3         275.5
Other liabilities.......................................................................        58.2          59.5
                                                                                          -----------  ------------
Total liabilities.......................................................................     1,006.2       1,063.3

Minority interest.......................................................................         7.9           8.8

Common stock, 100 shares authorized and outstanding, $0.01 par value....................         0.0           0.0
Additional paid in capital..............................................................       197.9         162.2
Retained earnings.......................................................................      (245.3)       (228.9)
Minimum pension obligation..............................................................        (5.3)         (5.3)
Cumulative translation adjustment.......................................................        (3.2)          0.7
                                                                                          -----------  ------------
Total shareholders' equity..............................................................       (55.9)        (71.3)
                                                                                          -----------  ------------
Total liabilities and shareholders' equity..............................................   $   958.2    $  1,000.8
                                                                                          -----------  ------------
                                                                                          -----------  ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN MILLIONS)

                                  (UNAUDITED)

                                                                                                 FOR THE QUARTER
                                                                                                 ENDED MARCH 31,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
Net sales....................................................................................  $   149.3  $   138.1
Cost of sales................................................................................      132.2      119.6
                                                                                               ---------  ---------
  Gross profit...............................................................................       17.1       18.5

Operating expenses...........................................................................       20.0       22.4
Goodwill amortization........................................................................        2.0        2.5
                                                                                               ---------  ---------
  Operating loss.............................................................................       (4.9)      (6.4)

Other (expense) income.......................................................................        0.0       (0.8)
Interest expense.............................................................................      (12.0)      (9.9)
                                                                                               ---------  ---------
  Loss before income taxes...................................................................      (16.9)     (17.1)

Provision (benefit) for income taxes.........................................................       (0.5)       8.7
                                                                                               ---------  ---------
  Net loss...................................................................................  $   (16.4) $   (25.8)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                  (UNAUDITED)

                                                                                                   FOR THE QUARTER
                                                                                                   ENDED MARCH 31,
                                                                                                 --------------------
                                                                                                   1999       1998
                                                                                                 ---------  ---------
OPERATING ACTIVITIES:
  Net loss.....................................................................................  $   (16.4) $   (25.8)
  Depreciation.................................................................................        5.4        5.0
  Amortization of goodwill.....................................................................        2.0        2.5
  Changes in assets and liabilities:
    Accounts receivable........................................................................        4.0       (9.7)
    Inventory..................................................................................        3.7      (52.8)
    Accounts payable...........................................................................      (16.0)       8.8
    Customer advances..........................................................................      (19.9)      53.5
    Other current liabilities..................................................................       (8.6)      13.9
    Other assets...............................................................................       (3.1)       5.8
    Other liabilities..........................................................................       (3.6)      (3.6)
                                                                                                 ---------  ---------
      Net cash provided by (used for) operating activities.....................................      (52.5)      (2.4)
                                                                                                 ---------  ---------

INVESTING ACTIVITIES:
  Capital expenditures.........................................................................       (2.3)      (8.5)
  Investment in affiliate......................................................................        0.0       (0.2)
                                                                                                 ---------  ---------
    Net cash used for investing activities.....................................................       (2.3)      (8.7)
                                                                                                 ---------  ---------

FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities.............................................       (2.7)      40.6
  Repayment of term loan.......................................................................        0.0      (12.8)
  Capital contribution.........................................................................       17.7        0.0
  Repayment of mortgage notes and other obligations............................................       (0.7)      (1.0)
                                                                                                 ---------  ---------
    Net cash provided by financing activities..................................................       14.3       26.8
                                                                                                 ---------  ---------
Net increase (decrease) in cash................................................................      (40.5)      15.7
Cash at the beginning of the period............................................................       57.1       26.0
                                                                                                 ---------  ---------
Cash at the end of the period..................................................................  $    16.6  $    41.7
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    In June 1998, the Board of Directors approved a change in Goss's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. This report is the first report of the Company under its new fiscal year.

    Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in 1999.

2. INVENTORIES

    Net inventories are summarized as follows (in millions):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  -------------
Materials...........................................................   $   121.3     $   111.8
Work in process.....................................................        90.6          94.6
Finished goods......................................................        33.8          41.9
Parts...............................................................        27.8          28.8
                                                                      -----------       ------
  Total inventories, net............................................   $   273.5     $   277.1
                                                                      -----------       ------
                                                                      -----------       ------

3. WORKFORCE REDUCTION CHARGE

    During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. Approximately 185 employees are being terminated in this action. Substantially all of the severance costs will be paid by the end of 1999. As of March 31, 1999, approximately $3.1 million in severance costs had been paid.

4. DEBT

    The debt obligations of Goss are as follows (in millions):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  -------------
Revolving credit facilities.........................................   $   176.1     $   178.9
Mortgage loans......................................................        50.2          52.3
Senior subordinated notes...........................................       225.0         225.0
Other debt obligations..............................................         3.5           3.4
                                                                      -----------       ------
  Total debt........................................................       454.8         459.6
Less current portion................................................       180.5         184.1
                                                                      -----------       ------
Long-term debt......................................................   $   274.3     $   275.5
                                                                      -----------       ------
                                                                      -----------       ------

                           GOSS GRAPHIC SYSTEMS, INC.

4. DEBT (CONTINUED)
    Goss's $200 million revolving credit facility contains covenants which must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the preceding four fiscal quarters. On August 31, 1998, Goss entered into the First Amendment to the credit facility which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill those covenants. As a result, Goss and its lenders amended these covenants in the Second Amendment to the credit facility dated as of January 12, 1999. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

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

ENVIRONMENTAL CONTINGENCIES

    The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at four off-site disposal facilities or so-called "Superfund Sites". The Company's share of the responsibility for these Superfund Sites generally is minor, and, although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

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

                           GOSS GRAPHIC SYSTEMS, INC.

6. SEGMENT REPORTING

    Information on Goss's reportable operating segments is detailed below. The column labelled "Other" consists of corporate expenses that are not allocable to the geographic operating segments and eliminations of intersegment activity.

QUARTER ENDED MARCH 31, 1999                                       AMERICAS     EUROPE      ASIA       OTHER      TOTAL
----------------------------------------------------------------  -----------  ---------  ---------  ---------  ---------
Sales to external customers.....................................   $    99.6   $    31.5  $    18.2  $     0.0  $   149.3
Intersegment sales..............................................         4.3        10.6        0.0      (14.9)       0.0
Operating profit/(loss).........................................         0.4        (2.0)       0.0       (3.3)      (4.9)
Other (expense)/income..........................................                                           0.0        0.0
Interest expense................................................                                         (12.0)     (12.0)
Income/(loss) before income taxes...............................                                                    (16.9)
Total assets....................................................   $   281.5   $   272.4  $   142.9  $   261.4  $   958.2

QUARTER ENDED MARCH 31, 1998                                      AMERICAS     EUROPE      ASIA       OTHER      TOTAL
---------------------------------------------------------------  -----------  ---------  ---------  ---------  ---------
Sales to external customers....................................   $    63.3   $    64.0  $    10.8  $     0.0  $   138.1
Intersegment sales.............................................         4.9        12.7        0.0      (17.6)       0.0
Operating profit/(loss)........................................       (10.6)        9.7       (1.2)      (4.3)      (6.4)
Other (expense)/income.........................................                                          (0.8)      (0.8)
Interest expense...............................................                                          (9.9)      (9.9)
Income/(loss) before income taxes..............................                                                    (17.1)
Total assets...................................................   $   340.3   $   289.3  $   114.4  $   256.2  $  1000.2

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

    Total comprehensive income is as follows (in millions):

                                                                                 FOR THE QUARTER
                                                                                 ENDED MARCH 31,
                                                                               --------------------
                                                                                 1999       1998
                                                                               ---------  ---------
Net loss.....................................................................  $   (16.4) $   (25.8)
Other comprehensive income:
  Foreign currency translation adjustment....................................       (3.9)      (0.3)
                                                                               ---------  ---------
Total comprehensive loss.....................................................  $   (20.3) $   (26.1)
                                                                               ---------  ---------
                                                                               ---------  ---------

8. NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Deriviative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value and that changes in the derivative's fair

                           GOSS GRAPHIC SYSTEMS, INC.

8. NEW ACCOUNTING STANDARDS (CONTINUED)
value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, Goss anticipates that, due to its limited use of derivative instruments and the nature of its derivative transactions, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1998 as they read the discussion below.

RESULTS OF OPERATIONS

NET SALES

    Goss's net sales for the fiscal quarter ended March 31, 1999 increased by 8.1% or $11.2 million to $149.3 million compared to the quarter ended March 31, 1998. Sales in the Americas increased by $36.3 million to $99.6 million due to the timing of shipments to large and small newspaper customers in 1999. Sales in Europe decreased by $32.5 million to $31.5 million as a lower order backlog at December 31, 1998 resulted in reductions in shipments to large and small newspaper customers. The quarter ended March 31, 1998 contained a major large newspaper equipment sale of $20.2 million to one European customer. Sales in Asia increased by $7.4 million to $18.2 million as a higher order backlog at December 31, 1998 resulted in increased shipments to small newspaper customers.

GROSS PROFIT

    Gross profit decreased by $1.4 million to $17.1 million. 1998 included non-recurring charges of $3.7 million for manufacturing restructuring in the Americas and $1.2 million for loss contract provisions on large newspaper contracts. Excluding these non-recurring items, gross profit decreased by $6.3 million and the gross profit margin decreased from 16.9% to 11.4%. The change in gross profit and gross profit margin, excluding these non-recurring charges, is explained below.

    - Gross profit in the Americas increased by $0.4 million to $9.9 million and the gross profit margin decreased from 15.0% to 9.9%. The increase in gross profit is due to increased sales volume and a favorable product mix while the decrease in gross profit margin is due to unrecovered fixed costs resulting from unused capacity. In addition, 1998 included income from a property tax refund and expense credits from adjustments of product warranty reserves and an adjustment of the depreciable lives of fixed assets.

    - Gross profit in Europe decreased by $8.4 million to $4.1 million and the gross profit margin decreased from 19.5% to 12.9%. The decrease in gross profit and gross profit margin is due to lower sales volume and lower margins on sales to large newspaper customers.

    - Gross profit in Asia increased by $1.7 million to $3.5 million and the gross profit margin increased from 17.4% to 19.4%. The increase in gross profit and gross profit margin is due to increased sales volumes and higher margins on sales to large newspaper customers.

OPERATING EXPENSES

    Operating expenses--I.E., engineering, selling, general and administrative expenses--decreased 10.7% to $20.0 million. 1998 included $4.3 million in engineering costs associated with the development of a new insert press. Excluding these development engineering costs, the increase of $1.9 million is due to higher engineering and administrative expenses. Engineering expenses increased due to costs associated with new engineering information systems, including depreciation thereof, and the timing of the capitalization of contract-related engineering costs into inventory. Administrative expenses increased as a result of depreciation expense on a new financial information system and comparison against the prior period in which incentive compensation accruals were adjusted downward.

INTEREST EXPENSE

    Interest expense increased by $2.1 million due to increased borrowings under Goss's revolving credit facility.

INCOME TAXES

    The provision for income taxes decreased from $8.7 million in 1998 to a $0.5 million benefit in 1999. The expense in 1998 arose from the reevaluation in that quarter of the effective income tax rate to be used for the year.

FINANCIAL CONDITION AND LIQUIDITY

    In the quarter ended March 31, 1999, operating activities used $52.5 million of cash compared to 1998 when operating activities used $2.4 million of cash. The negative cash flow from operations in 1999 is due to a higher level of payments to suppliers and lower customer advances. Cash used in investing activities decreased to $2.3 million in 1999 from $8.7 million in 1998 due to lower spending on capital projects. Financing activities provided a net $14.3 million in cash in 1999, including collections of $17.7 million of the $35.6 million in accounts receivable that were contributed to Goss's capital by Stonington Financing, Inc. in January 1999.

    Other than cash flow from operations, Goss's primary source of liquidity is its revolving credit facility which permits borrowings up to $200 million, including up to $175 million in letters of credit. As of March 31, 1999, borrowings and letters of credit under this facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $195.2 million, a decrease of $3.0 million from the end of the prior fiscal quarter.

    Goss's revolving credit facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, and a maximum leverage test. These covenants are described more fully in Section
7.6 of the January 29, 1998 credit facility agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 8-K dated February 12, 1998, as amended by a First Amendment to Credit Agreement dated as of August 31, 1998 and a Second Amendment to Credit Agreement dated as of January 12, 1999, filed with the Securities and Exchange Commission as
Exhibit 4.2 to Goss's Form 10-K for its fiscal year ended September 30, 1998 and is incorporated herein by reference.

    As a consequence of its earnings levels and cash flows, Goss was not in compliance with these financial covenants as of the quarter ended March 31, 1998. Goss's lenders waived this non-compliance (as well as non-compliance as of the end of the quarter ended June 30, 1998), and on August 31, 1998, Goss entered into the First Amendment which contained revised covenants for the quarter ended September 30, 1998 and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill these covenants. As a result, Goss and its lenders amended those covenants in the Second Amendment. As part of the Second Amendment, the revolving credit facility also was amended to include various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment, real property and intellectual property. In general, this limitation is similar to the limitation contained in the revolving credit facility prior to January 29, 1998. Also as part of the Second Amendment, Stonington Financing Inc., ("Stonington") was required to make a capital contribution to Goss, which took the form of the purchase by Stonington and the contribution to Goss of the accounts receivable previously sold to BT Commercial Corporation (see below). Stonington made this contribution on January 28, 1999. The Second Amendment provides Goss with financial covenants consistent with anticipated financial performance, but in exchange therefor Goss has less flexibility in other areas.

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

    Goss's operating losses for the fiscal year 1998, the transition quarter ended December 31, 1998, and the fiscal quarter ended March 31, 1999 have caused it to access a substantial portion of its available liquidity. As a result, Goss has taken certain actions intended to increase its profitability and the availability of liquidity, including senior management changes, a revised business plan, workforce reductions, a sale of $35.6 million in accounts receivable, a renegotiation of its Revolving Credit Facility, and a capital contribution by Stonington of $35.6 million.

    However, Goss's customer orders for the 1999 fiscal quarter of $94.5 million are substantially below the prior year level of $230.4 million and its order backlog at March 31, 1999 has dropped to $527.1 million from $606.3 million at December 31, 1998 and $818.9 million at March 31, 1998.

    This drop in orders, combined with the fact that liquidity from existing sources has been substantially exhausted, makes it likely that Goss will need to secure additional sources of capital. The Company is exploring options for injecting additional capital into Goss; however, there can be no assurance that these efforts will be successful.

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

    Goss's U.S. manufacturing facilities are in the process of implementing new Year 2000 compliant manufacturing and financial applications which include general ledger, accounts receivable, accounts payable, inventory, purchasing, engineering and order entry. The Cedar Rapids implementation was completed on May 3, 1999 and the Reading implementation is scheduled for July 1999. Goss's headquarters and parts facility in Westmont, Illinois have already implemented new manufacturing and financial systems which are Year 2000 compliant.

    The majority of systems in Europe are already Year 2000 compliant with the exception of Nantes, France where most systems will either have codes changed on existing software or will be upgraded to Year 2000 compliant versions. These modifications are expected to be completed by June 1999 except for the purchasing system which will be replaced by a fully integrated module of the general ledger package and should be operational by October 1999. In Japan system modification began in October 1998. Modification of individual programs has commenced and is scheduled for completion by June 30, 1999.

    Certain non-IT systems, such as telephone and voice mail systems, time and labor collection systems and other desktop computer systems, have been assessed and all necessary upgrades have been scheduled for completion by the fourth quarter of 1999.

    The expected cost to convert all business systems to be Year 2000 compliant is approximately $17.6 million, the majority of which are capital expenditures. About 72% of these costs have been incurred as of March 31, 1999. These costs do not include certain costs incurred in the U.K. over the last two years to upgrade systems as part of an overall systems upgrade strategy as these costs were not tracked separately.

    As part of Goss's Year 2000 assessment, the Company's vendors and suppliers are being contacted about Year 2000 issues affecting their business and products. In addition to requesting information about their plans, Goss may require significant vendors to document Year 2000 compliance through a separate self-audit questionnaire.

    Although Goss's management believes that it will be successful in avoiding any significant disruption in its business, given the complexity and number of potential risks, there can be no guarantee that the Company's efforts will be successful. If Goss's efforts to achieve Year 2000 compliance are unsuccessful, the result could have a material adverse effect on Goss's results of operations and financial condition. The potential adverse effects include the inability to order materials, manufacture and distribute products and process daily business transactions. In the event certain systems are not operational in time to avoid a Year 2000 issue, Goss has planned to manually accumulate and process data necessary to continue operations. At such time as these systems become Year 2000 compliant, the manually accumulated data will be loaded and processed into the new systems.

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

(a)        Exhibit 27.1     Financial Data Schedule

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOSS GRAPHIC SYSTEMS, INC.

DATE: MAY 17, 1999              By:          /s/ JOSEPH P. GAYNOR, III
                                     -----------------------------------------
                                               Joseph P. Gaynor, III
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                     OFFICER AND PRINCIPAL ACCOUNTING OFFICER)