Form 10-Q
period 1999-06-30
GOSS GRAPHIC SYSTEMS INC
filed 1999-08-23
CIK 1018214

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________


                                    FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                       OF

                           GOSS GRAPHIC SYSTEMS, INC.
                   (Debtor-in-Possession as of July 30, 1999)

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

Goss had 100 shares of Common Stock outstanding at August 13, 1999, all of which were held by an affiliate.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           GOSS GRAPHIC SYSTEMS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION:                                     PAGE NO.
                                                                    --------
Item 1 - Financial Statements

         Consolidated Balance Sheet - June 30, 1999 and
         December 31, 1998                                                2

         Consolidated Statement of Operations - For the three month
         and six month periods ended June 30, 1999 and 1998               3

         Consolidated Statement of Cash Flows - Six months ended
         June 30, 1999 and 1998                                           4

         Notes to Consolidated Financial Statements                       5

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12

PART II - OTHER INFORMATION:

   Item 3 - Defaults upon Senior Securities                              21

   Item 6 - Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                               23

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                           JUNE 30,         DECEMBER 31,
                                                             1999               1998
                                                           --------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                               $   16.8         $     57.1
   Accounts receivable, net                                   134.5              125.3
   Inventories, net                                           213.2              262.9
   Other current assets                                        19.5               16.6
                                                           --------         ----------
   Total current assets                                       384.0              461.9
Property and equipment, net                                   175.8              186.2
Goodwill, net                                                 299.7              308.0
Other assets                                                   27.6               27.7
                                                           --------         ----------
   Total assets                                            $  887.1         $    983.8
                                                           --------         ----------
                                                           --------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  150.1         $    170.9
   Revolving credit facilities                                187.7              178.9
   Current portion of long-term debt                            4.9                5.2
   Advance payments from customers                            135.3              161.8
   Other current liabilities                                  175.1              194.5
                                                           --------         ----------
   Total current liabilities                                  653.1              711.3
Long-term debt, less current portion                          272.5              275.5
Other liabilities                                              50.0               59.5
                                                           --------         ----------
Total liabilities                                             975.6            1,046.3

Minority interest                                               8.0                8.8

Common stock, 100 shares authorized and
  outstanding, $0.01 par value                                  0.0                0.0
Additional paid in capital                                    197.9              162.2
Retained earnings                                            (284.5)            (228.9)
Minimum pension obligation                                     (5.3)              (5.3)
Cumulative translation adjustment                              (4.6)               0.7
                                                           --------         ----------
Total shareholders' equity                                    (96.5)             (71.3)
                                                           --------         ----------
Total liabilities and shareholders' equity                 $  887.1         $    983.8
                                                           --------         ----------
                                                           --------         ----------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                         ENDED JUNE 30,
                                                  --------------------                    ------------------
                                                1999              1998                   1999              1998
                                              ---------         ---------             ---------         ---------
Net sales                                     $   160.6         $   208.1             $   309.9         $   346.2
Cost of sales                                     162.5             182.1                 294.6             301.3
                                              ---------         ---------             ---------         ---------
   Gross profit(loss)                              (1.9)             26.0                  15.3              44.9

Operating expenses                                 23.7              21.7                  43.6              44.1
Goodwill amortization                               2.1               1.9                   4.1               4.4
                                              ---------         ---------             ---------         ---------
   Operating profit (loss)                        (27.7)              2.4                 (32.4)             (3.6)

Other (expense) income                             (0.4)              0.1                  (0.6)             (1.1)
Interest expense                                  (11.8)            (11.4)                (23.8)            (21.3)
                                              ---------         ---------             ---------         ---------
   Loss before income taxes                       (39.9)             (8.9)                (56.8)            (26.0)

Provision (benefit) for income taxes               (0.7)              1.1                  (1.2)              9.8
                                              ---------         ---------             ---------         ---------
   Net loss                                   $   (39.2)        $   (10.0)            $   (55.6)        $   (35.8)
                                              ---------         ---------             ---------         ---------
                                              ---------         ---------             ---------         ---------


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                        ------------------
                                                      1999              1998
                                                    ---------        ----------
OPERATING ACTIVITIES:
    Net loss                                        $   (55.6)        $   (35.8)
    Depreciation                                         10.9               6.7
    Amortization of goodwill                              4.1               4.4
    Changes in assets and liabilities:
       Accounts receivable                               (1.2)            (20.4)
       Inventory                                         64.1             (77.2)
       Accounts payable                                 (20.8)             40.7
       Customer advances                                (38.2)             33.0
       Other current liabilities                        (19.5)             17.9
       Other assets                                       3.0               4.9
       Other liabilities                                (11.8)             (1.2)
                                                     --------          --------
          Net cash provided by (used for)
             operating activities                       (65.0)            (27.0)
                                                     --------          --------

INVESTING ACTIVITIES:
    Capital expenditures                                 (4.6)            (17.9)
    Investment in affiliate                               0.0              (2.0)
                                                     --------          --------
       Net cash used for investing activities            (4.6)            (19.9)
                                                     --------          --------

FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities      8.8              69.4
    Repayment of term loan                                0.0             (12.8)
     Capital contribution                                22.4               0.0
    Repayment of mortgage notes and other obligations    (1.9)             (3.1)
                                                     --------          --------
       Net cash provided by financing activities         29.3              53.5

Net increase (decrease) in cash                         (40.3)              6.6
Cash at the beginning of the period                      57.1              26.0
                                                     --------          --------
Cash at the end of the period                       $    16.8         $    32.6
                                                     --------          --------
                                                     --------          --------


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the Chapter 11 case (see Note 9 to Consolidated Financial Statements) and the Company's financial condition necessitating the Chapter 11 case raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 case and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the financial statements. The financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

The Company is currently assessing the effect of the financial restructuring and Chapter 11 filing on the recoverability of its long-lived assets, including goodwill, for purposes of determining whether or not an impairment in value has occurred according to Statement of Financial Accounting Standards No. 121.

In June 1998, the Board of Directors approved a change in Goss's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. This report is the second report of the Company under its new fiscal year.

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in 1999.

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.   INVENTORIES


Net inventories are summarized as follows (in millions):

                                      June 30,        December 31,
                                        1999             1998
                                     ---------        ------------
Materials                            $    97.2        $   111.8
Work in process                           76.8             94.6
Finished goods                            12.8             27.7
Parts                                     26.4             28.8
                                     ---------        ---------
     Total inventories, net          $   213.2        $   262.9
                                     ---------        ---------
                                     ---------        ---------

3.  WORKFORCE REDUCTION CHARGE

During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. As of June 30, 1999, approximately $4.0 million in severance costs had been paid. The timing of the payment of the remaining severance costs may be affected by Goss's recent financial restructuring activities, including the filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (See Note 9 to Consolidated Financial Statements and Part 2, Management's Discussion and Analysis of Financial Condition and Results of Operations).


4.   DEBT

The debt obligations of Goss are as follows (in millions):

                                      June 30,        December 31,
                                        1999             1998
                                     ---------        ------------
 Revolving credit facilities         $   187.7        $   178.9
 Mortgage loans                           49.3             52.3
 Senior subordinated notes               225.0            225.0
 Other debt obligations                    3.1              3.4
                                     ---------        ---------
      Total debt                         465.1            459.6
 Less current portion                    192.6            184.1
                                     ---------        ---------
 Long-term debt                      $   272.5        $   275.5
                                     ---------        ---------
                                     ---------        ---------

Goss's $200 million revolving credit facility contains covenants which must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the preceding four fiscal

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


quarters. On August 31, 1998, Goss entered into the First Amendment to the credit facility which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill those covenants. As a result, Goss and its lenders amended these covenants in the Second Amendment to the credit facility dated as of January 12, 1999. Goss was not in compliance with these covenants at June 30, 1999, which noncompliance constitutes an event of default. See Note 9 to Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

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

The Company's Reading, Pennsylvania, facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. The Company has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval. Rockwell has agreed to indemnify the Company for expenses attendant to environmental matters existing as of October 14, 1996 to the extent of one-half of those expenses in excess of $1.0 million. The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   SEGMENT REPORTING

Information on Goss's reportable operating segments is detailed below. The column labeled "Other" consists of corporate expenses that are not allocable to the geographic operating segments and eliminations of intersegment activity.


THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
                                            AMERICAS          EUROPE           ASIA            OTHER            TOTAL
                                            --------          ------          ------          ------           -------
  Sales to external customers                $ 65.2           $ 64.0          $ 31.4          $  0.0         $  160.6
  Intersegment sales                            2.7              4.4             0.3            (7.4)             0.0
  Operating profit/(loss)                     (32.1)             4.2             1.7            (1.5)           (27.7)
  Other (expense)/income                                                                        (0.4)            (0.4)
  Interest expense                                                                             (11.8)           (11.8)
  Income/(loss) before income taxes                                                                             (39.9)
                                             ------           ------          ------          ------         --------
  Total assets                               $250.0           $240.5          $138.6          $258.0         $  887.1

THREE MONTHS ENDED JUNE 30, 1998
--------------------------------
                                            AMERICAS          EUROPE           ASIA            OTHER            TOTAL
                                            --------          ------          ------          ------           -------
  Sales to external customers                $107.6           $ 77.2          $ 23.3          $  0.0         $  208.1
  Intersegment sales                            5.4             23.3             0.0           (28.7)             0.0
  Operating profit/(loss)                      (1.3)             8.9            (1.3)           (3.9)             2.4
  Other (expense)/income                                                                         0.1              0.1
  Interest expense                                                                             (11.4)           (11.4)
  Income/(loss) before income taxes                                                                              (8.9)
                                             ------           ------          ------          ------         --------
  Total assets                               $387.3           $280.9          $121.1          $228.1         $1,017.4


SIX MONTHS ENDED JUNE 30, 1999
--------------------------------
                                            AMERICAS          EUROPE           ASIA            OTHER            TOTAL
                                            --------          ------          ------          ------           -------
  Sales to external customers                $164.8           $ 95.6          $ 49.5          $  0.0         $  309.9
  Intersegment sales                            6.9             15.0             0.4           (22.3)             0.0
  Operating profit/(loss)                     (31.7)             2.2             1.7            (4.6)           (32.4)
  Other (expense)/income                                                                        (0.6)            (0.6)
  Interest expense                                                                             (23.8)           (23.8)
  Income/(loss) before income taxes                                                                             (56.8)
                                             ------           ------          ------          ------         --------
  Total assets                               $250.0           $240.5          $138.6          $258.0         $  887.1


SIX MONTHS ENDED JUNE 30, 1998
--------------------------------
                                            AMERICAS          EUROPE           ASIA            OTHER            TOTAL
                                            --------          ------          ------          ------           -------
  Sales to external customers                $170.9           $141.1          $ 34.2          $  0.0         $  346.2
  Intersegment sales                           10.3             35.9             0.0           (46.2)             0.0
  Operating profit/(loss)                     (12.0)            18.6            (2.5)           (7.7)            (3.6)
  Other (expense)/income                                                                        (1.1)            (1.1)
  Interest expense                                                                             (21.3)           (21.3)
  Income/(loss) before income taxes                                                                             (26.0)
                                             ------           ------          ------          ------         --------
  Total assets                               $387.3           $280.9          $121.1          $228.1         $1,017.4

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

Total comprehensive income is as follows (in millions):

                                                                  For the Three Months              For the Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                                  --------------------              ------------------
                                                                 1999           1998               1999              1998
                                                               --------       --------           --------          --------
       Net loss                                                $ (39.2)       $ (10.0)           $ (55.6)          $ (35.8)
       Other comprehensive income:
          Foreign currency translation
              adjustment                                          (1.4)          (0.3)              (5.3)             (0.6)
                                                               --------       --------           --------          --------
       Total comprehensive loss                                $ (40.6)       $ (10.3)           $ (60.9)          $ (36.4)
                                                               --------       --------           --------          --------
                                                               --------       --------           --------          --------


8.   NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, Goss anticipates that, due to its limited use of derivative instruments and the nature of its derivative transactions, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.   SUBSEQUENT EVENTS

On July 30, 1999 Goss, GGS Holdings, Inc. (its parent company), and a U.S. subsidiary filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware.

Goss, its lenders under the prepetition bank credit facility, and holders of as least two-thirds of Goss's 12% Senior Subordinated Notes Due 2006 entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the lenders and the noteholders who are party to the agreement agreed to forbear from exercising their rights and remedies under the credit agreement and the indenture until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization. Under the agreement, the noteholders will exchange the $225 million principal amount of notes currently outstanding for a new $112.5 million note issue and certain new stock of GGS Holdings Inc. Certain of the company's lenders and Stonington will jointly provide an additional $100 million of liquidity and capital.

The parties agreed to implement the agreement through a prearranged
Chapter 11 proceeding initiated in the U.S. Bankruptcy Court for the District of Delaware. Goss's European and Asian subsidiaries are not included in the Chapter 11 proceeding.

Goss has entered into a debtor-in-possession credit facility (the "DIP Facility") with certain of its prepetition bank lenders and the principal shareholder of its parent company, Stonington Partners. The DIP Facility provides for up to $50 million of financing. The Bankruptcy Court approved the DIP Facility on an interim basis on July 30, 1999. Bridge loan borrowings under the DIP Facility bear interest at a per annum rate equal to, at the Company's option: (1) the sum of 2.25% plus the higher of (a) the prime rate or (b) a rate that is 0.5% higher than the federal funds rate, or (2) the sum of 3.25% plus the average of quotations in the applicable currencies for deposits with maturities comparable to the interest rate period shown on Telerate Display Screen page number 3740 or 3750, plus any additional costs to the lenders of complying with applicable reserve asset ratios. Swing line borrowings bear interest at a per annum rate equal to the rate described in clause (1) above less 0.5%. The DIP Facility provides for a commitment fee equal to 0.5% of the undrawn loans, a facility fee equal to 2.0% of the total commitments, and an administrative fee of $100,000. The DIP Facility is secured by all assets of the Company. Borrowings under the facility are limited by a borrowing base formula, which considers U.S.-based accounts receivable, inventory, equipment and real property. The lenders' commitments terminate on the earliest of: (a) 6 months from the date of the interim order of the Bankruptcy Court, (b) the effective date of a plan of reorganization in the Chapter 11 case, (c) the date of distributions to any class of creditors, equity holders or other claimants under a plan of reorganization in the Chapter 11 case, (d) upon notice following an event of default, (e) 45 days after July 30, 1999 if a final order of the Bankruptcy Court approving the DIP Facility has not been entered. At August 18, 1999, outstanding borrowings under the DIP Facility were $2.5 million.

                           GOSS GRAPHIC SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Goss expects to emerge from the Chapter 11 proceedings within the next two to four months. In the interim, the company plans to continue to pay employee wages, salaries and benefits as usual. The company will pay for the post-petition delivery of goods and services in the ordinary course of business. Under the restructuring plan, the claims of all creditors, including trade creditors, will either not be impaired by the plan or will be paid in full over time.

Goss is also implementing an operational turnaround of the Americas business unit under a new organizational structure and a new management team, implementing cost reduction initiatives, refining its product portfolio and has installed a new enterprise software system.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1998 as they read the discussion below.

Goss Graphic Systems, Inc. produces newspaper, insert, and commercial printing press systems. In June of 1999, the Company began to negotiate a restructuring of its capital structure with holders of its 12% Senior Subordinated Notes due 2006, lenders under its revolving credit facility and Stonington Partners, the principal stockholder of its parent company. On July 30, 1999 Goss announced that it had reached an agreement on a restructuring with noteholders holding more than two-thirds of the Senior Subordinated Notes, its bank lenders, and Stonington Partners. Pursuant to that agreement, on July 30, 1999, Goss, GGS Holdings, Inc. (its parent company), and a U.S. subsidiary (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court of the District of Delaware. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

Under the agreement, the noteholders will exchange the $225 million principal amount of Senior Subordinated Notes currently outstanding for a total of $112.5 million in new notes and certain new stock of GGS Holdings, Inc. Certain of the Company's lenders and Stonington Partners will jointly provide an additional $100 million of liquidity and capital.

As a result of the bankruptcy filing, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to emerge from the Chapter 11 proceeding within the next two to four months, there can be no assurance that Goss's reorganization plan will be confirmed by the Bankruptcy Court, or that it will be consummated.

At the first day hearing held on July 30, 1999, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and to pay vendors and other providers in the ordinary course for goods and services received from July 30, 1999.

Goss has entered into a debtor-in-possession credit facility (the "DIP Facility") with certain of its prepetition bank lenders and the principal shareholder of its parent company, Stonington Partners. The DIP Facility provides for up to $50 million of financing. The Bankruptcy Court approved the DIP Facility on an interim basis on July 30, 1999. Bridge loan borrowings under the DIP Facility bear interest at a per annum rate equal to, at the Company's option: (1) the sum of 2.25% plus the higher of (a) the prime rate or (b) a rate that is 0.5% higher than the federal funds rate, or (2) the sum of 3.25% plus the average of quotations in the applicable currencies for deposits with maturities comparable to the interest rate period shown on Telerate Display Screen page number 3740 or 3750, plus any additional costs to the lenders of complying with applicable reserve asset ratios. Swing line borrowings bear interest at a per annum rate equal to the rate described in clause (1) above less 0.5%. The DIP Facility provides for a commitment fee equal to 0.5% of the undrawn loans, a facility fee equal to 2.0% of the total commitments, and an administrative fee of $100,000. The DIP Facility is secured by all assets of the Company. Borrowings under the facility are limited by a borrowing base formula, which considers U.S.-based accounts receivable, inventory, equipment and real property. The lenders' commitments terminate on the earliest of: (a) 6 months from the date of the interim order of the Bankruptcy Court, (b) the effective date of a plan of reorganization in the Chapter 11 case, (c) the date of distributions to any class of creditors, equity holders or other claimants under a plan of reorganization in the Chapter 11 case,
(d) upon notice following an event of default, (e) 45 days after July 30, 1999 if a final order of the Bankruptcy Court approving the DIP Facility has not been entered. At August 18, 1999, outstanding borrowings under the DIP Facility were $2.5 million.

The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the Chapter 11 case and the Company's financial condition necessitating the Chapter 11 case raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 case and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth below under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

Net Sales

Goss's net sales for the fiscal quarter ended June 30, 1999 decreased by 22.8% or $47.5 million to $160.6 million compared to the quarter ended June 30, 1998. Sales in the Americas decreased by $42.4 million to $65.2 million due to reductions in shipments to small newspaper, insert, and commercial customers which resulted from a lower order backlog entering the 1999 quarter. Sales in Europe decreased by $13.2 million to $64.0 million also as the result of a lower order backlog at March 31, 1999. Sales in Asia increased by $8.1 million to $31.4 million as a higher order backlog at March 31, 1999 resulted in increased shipments to small newspaper customers.

Net sales for the first six months of 1999 were $309.9 million, a decrease of $36.3 million or 10.5 % from the first six months of 1998. Sales decreases in the Americas and Europe of $6.1 and $45.5 million to $164.8 and $95.6 million respectively were offset by a sales increase in Asia of $15.3 million to $49.5 million. In the Americas decreased sales to small newspaper, insert, and commercial customers attributable to a lower order backlog as of December 31, 1998 were partially offset by a $35.5 million increase in sales to large newspaper customers. Goss also had a lower order backlog in Europe entering 1999 and the 1998 period included a large equipment newspaper sale of $34.4 million to one European customer. The increase in Asia is the result of a higher order backlog at the beginning of the year leading to increased shipments to small newspaper customers.

Sales in the Americas for the quarter and six months ended June 30, 1999, were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase required materials and services in the quarter.

Gross Profit

Gross profit for the quarter ended June 30, 1999 decreased by $27.9 million to a loss of $1.9 million compared to the quarter ending June 30, 1998. The 1999 quarter included significant charges totaling $14.4 million in the Americas. These significant charges consist of $9.8 million for inventory write-downs related to reduced order volume and costs to address certain product and contract performance issues arising from management's ongoing assessment of the Americas business unit and $4.6 million for anticipated cost over-runs on contracts as a result of delayed shipments. The shipment delays were caused by Goss's inability to access sufficient capital resources to purchase required materials and services in the quarter. Margins on future period shipments will also be negatively affected by these delays. Results for the quarter ended June 30, 1998 included non-recurring charges of $4.2 million for manufacturing restructuring in the Americas and $0.4 million for loss contract provisions on large newspaper contracts in the Americas. Excluding the 1999 significant charges of $14.4 million and the 1998 non-recurring charges of $4.6 million, gross profit decreased by $18.1 million and the gross profit margin decreased from 14.7% to 7.8%.

Gross profit for the six months ended June 30, 1999 decreased $29.6 million to $15.3 million compared to the six months ending June 30, 1998. Results for the six months ended June 30, 1998 included non-recurring charges of $7.9 million for manufacturing restructuring in the Americas and $1.6 million for loss contract provisions on large newspaper contracts. Excluding these non-recurring items of $9.5 million in 1998 and the $14.4 million of significant charges mentioned above for the 1999 quarter, gross profit decreased by $24.7 million and the gross profit margin decreased from 15.7% to 9.6%. The change in gross profit and gross profit margin, excluding these non-recurring and significant charges, is explained below.

     - For the quarter ended June 30, 1999, gross profit in the Americas decreased by $15.6 million to a loss of $3.9 million and the gross profit margin decreased from 10.9% to a negative 6.0%. The decrease in gross profit is due to the reduced sales volume while the decrease in gross profit margin is due to unrecovered fixed costs resulting from unused capacity. In addition, results for the quarter ended June 30, 1998 included expense credits from favorable product warranty settlements and a depreciation expense adjustment.

          For the six months ending June 30, 1999, gross profit decreased in the Americas by $15.2 million to $6.0 million and the gross profit margin decreased from 12.4% to 3.6%. These decreases in gross profit and gross profit margin are attributable to the same factors that affected gross profit for the quarter ended June 30, 1999 as well as income from a property tax refund which was recorded in 1998.

     - For the quarter ended June 30, 1999, gross profit in Europe decreased by $5.8 million to $10.7 million and the gross profit margin decreased from 21.4% to 16.7%. For the six months ending June 30, 1999, gross profit in Europe decreased $14.2 million to $14.7 million and the gross profit margin decreased from 20.5% to 15.4%. These decreases in gross profit and gross profit margin were due to lower sales volume and lower margins on sales to large newspaper customers.

     - For the quarter ended June 30, 1999, gross profit in Asia increased by $3.1 million to $5.5 million and the gross profit margin increased from 10.3% to 17.5%. For the six months ending June 30, 1999, gross profit in Asia increased $4.7 million to $9.0 million and the gross profit margin increased from 12.6% to 18.2%. The increase in gross profit and gross profit margin is due to increased sales volumes and higher margins on sales to large newspaper customers partially offset by a charge of $1.6 million for revaluation of certain inventories.

Operating Expenses

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, increased 9.2% to $23.7 million for the quarter ending June 30, 1999 compared to the quarter ending June 30, 1998. The 1999 quarter includes a credit of $4.0 million relating to a legal settlement. Excluding this credit operating expenses increased $6.0 million or 27.6%. This increase is due to higher administrative and engineering costs. Engineering expenses increased due to costs associated with new engineering information systems, including depreciation thereof, and the timing of the capitalization of contract-related engineering costs into inventory in 1998. Administrative expenses increased as a result of depreciation expense on a new financial information system, legal and consulting fees related to the company's capital restructuring and a $3.1 million bad debt reserve relating to a specific customer.

Operating expenses for the six months ending June 30, 1999 decreased $0.5 million or 1.1% to $43.6 million compared to 1998. The 1998 period included $4.3 million in engineering costs associated with the development of a new insert press and the 1999 period includes a credit of $5.0 million relating to a legal settlement. Excluding these items operating expenses increased $8.8 million or 22.1%. This increase is also attributable to higher engineering and administrative expenses. In addition to the items mentioned above for the quarter the 1998 period also included a reversal and elimination of prior period incentive compensation accruals.

Interest Expense

Interest expense increased by $0.4 million for the quarter and increased $2.5 million for the six month period. The increase for the six month period is due to increased borrowings under the Company's revolving credit facility.

Income Taxes

For the quarter ended June 30, 1999, the provision for income taxes decreased from $1.1 million in the 1998 period to a $0.7 million benefit in the 1999 period. For the six month period ended June 30, 1999, the provision decreased from $9.8 million in the 1998 period to a $1.2 million benefit in the 1999 period. The expense in 1998 arose from the reevaluation of the effective income tax rate to be used for the year due to a change in the geographic mix of income.

FINANCIAL CONDITION AND LIQUIDITY

On July 30, 1999 Goss, GGS Holdings, Inc. (its parent company), and a U.S. subsidiary filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which will affect the company's liquidity and capital resources. See Note 9 of the Notes to Consolidated Financial Statements.

For the six months ended June 30, 1999, operating activities used $65.0 million of cash compared to the six months ended June 30, 1998 when operating activities used $27.0 million of cash. The increase in negative cash flow from operations in the 1999 period is due to the larger net loss in the 1999 period in addition to a higher level of payments to suppliers and lower customer advances. Cash used in investing activities decreased to $4.6 million in the 1999 period from $19.9 million in the 1998 period due to lower spending on capital projects. Financing activities provided a net $29.3 million in cash in the 1999 period, including collections of $22.4 million of the $35.6 million in accounts receivable that were contributed to Goss's capital by Stonington Financing, Inc. in January 1999.

Other than cash flow from operations, Goss's primary source of liquidity, prior to its Chapter 11 filing, was its revolving credit facility. At June 30, 1999, Goss was not in compliance with the financial covenants contained in the revolving credit facility, which noncompliance constituted an event of default. As a result, the lenders exercised their rights under the facility agreement to prohibit additional borrowings under the facility. Following the Chapter 11 filing, Goss' primary source of liquidity is the DIP Facility. The prepetition revolving credit facility permitted borrowings up to $200 million, including up to $175 million in letters of credit and the DIP Facility permits borrowings up to $50 million, including up to $20 million in letters of credit. As of June 30, 1999 borrowings and letters of credit under this prepetition facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $196.6 million, an increase of $1.4 million from the end of the prior fiscal quarter. At August 18, 1999, outstanding borrowings under the DIP Facility were $2.5 million.

Goss's revolving credit facility, as amended, contained certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, and a maximum leverage test. The DIP Facility also contains certain covenants, including but not limited to a minimum EBITDA test, a minimum sales test and a maximum capital expenditure test.

Goss was not in compliance with the financial covenants as of the quarters ended March 31, 1998 and June 30, 1998. Goss's lenders waived this non-compliance, and on August 31, 1998, Goss entered into the First Amendment which contained revised covenants for the quarter ended September 30, 1998 and thereafter. Subsequently it became apparent that Goss would not be able to fulfill these covenants, which were further amended in the Second Amendment. As part of the Second Amendment, the revolving credit facility also was amended to include various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment, real property and intellectual property. Also as part of the Second Amendment, Stonington Financing Inc., ("Stonington") made a capital contribution to Goss, in the form of the purchase by Stonington and the contribution to Goss of the accounts receivable previously sold to BT Commercial Corporation (see below).

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

Goss is party to an indenture under which it issued $225 million in subordinated notes and mortgage loans on certain of its facilities. Copies of these agreements are included as Exhibits 4.1, 4.4 and 4.5 to Goss's
Form 10-K for its fiscal year ended September 30, 1997 and are incorporated herein by reference. The indenture contains cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture. At June 30, 1999, Goss was therefore in default under the terms of the indenture. In addition, filing a voluntary petition of bankruptcy is considered an event of default under the Company's mortgage note on its Westmont, Illinois facility and, therefore Goss was in default under the terms of the mortgage note when it filed its Chapter 11 case on July 30, 1999.

Pursuant to Goss's financial restructuring activities (see Note 9 of the Notes to Consolidated Financial Statements), Goss, Stonington and certain of Goss's lenders under its revolving credit facility entered into an agreement whereby the lenders and Stonington will provide Goss with debtor-in-possession financing (the DIP Facility) while Goss is in Chapter 11 proceedings. The DIP Facility allows Goss to borrow, at costs slightly higher than those contained in the revolving credit facility, an amount of up to $50 million, including up to $20 million in letters of credit. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of Goss's real, personal and mixed property. The DIP Facility contains certain financial covenants, including, but not limited to, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum sales test, and a maximum capital expenditures test. The DIP Facility also contains various limitations on Goss's operations and borrowings, including a limitation on the amount that can be borrowed by Goss based upon its U.S.-based accounts receivable, inventory, equipment and real property.

Goss, because of the acquisition, is a highly leveraged business. As a consequence, it is dependent upon bank credit facilities to provide essential liquidity. Should Goss fail to comply with the terms of its bank credit facility at any time, it would significantly, and negatively, affect Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

YEAR 2000

Goss uses software and related technologies throughout its business and in certain of its products that will be affected by the Year 2000 issue which involves the inability of date sensitive computer applications to process dates beyond the year 1999. A comprehensive inventory and assessment of business systems and processes that may be affected by Year 2000 issues has been completed in each country in which Goss operates.

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

Goss's U.S. manufacturing facilities have now completed the implementation of new Year 2000 compliant manufacturing and financial applications which include general ledger, accounts receivable, accounts payable, inventory, purchasing, engineering and order entry. The Cedar Rapids implementation was completed on May 3, 1999 and the Reading implementation was completed
June 25, 1999. Goss's headquarters and parts facility in Westmont, Illinois have already implemented new manufacturing and financial systems which are Year 2000 compliant.

The majority of the Company's systems in Europe are already Year 2000 compliant with the exception of Nantes, France where most systems will either have codes changed on existing software or will be upgraded to Year 2000 compliant versions. These modifications are expected to be completed by October 1999. In Japan, system modification began in October 1998. Modification of individual programs has been completed.

Certain non-IT systems, such as telephone and voice mail systems, time and labor collection systems and other desktop computer systems, have been assessed and all necessary upgrades have been scheduled for completion by the fourth quarter of 1999.

The expected cost to convert all business systems to be Year 2000 compliant is approximately $17.6 million, the majority of which are capital expenditures. About 78% of these costs have been incurred as of June 30, 1999. These costs do not include certain costs incurred in the U.K. over the last two years to upgrade systems as part of an overall systems upgrade strategy as these costs were not tracked separately.

As part of Goss's Year 2000 assessment, an evaluation is being performed of the status of certain key suppliers regarding their Year 2000 issues and how Goss may be affected.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain of the statements contained in this Report are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made.

These factors include, but are not limited to:

     -    the Company's ability to continue as a going concern;
     -    the availability of debtor-in-possession financing;
     - the Company's ability to operate successfully under a Chapter 11 proceeding;
     -    the Company's ability to emerge from the Chapter 11 proceeding;
     - the risk of increase in newsprint costs, which have historically negatively influenced newspaper press sales;
     - general economic conditions, particularly in connection with sales to newspapers, advertising expenditures and page count;
     -    competitive pressures, including excess industry capacity;
     - changes in currency markets and long-term interest rates that have provided foreign competitors with pricing advantages;
     - the Company's ability to offer products that contain technological features sought by its customers;
     - changes in interest rates that would increase the Company's cost of borrowing and could decrease its liquidity; and
     - the Company's ability to implement operational restructuring elements, improve efficiency and obtain components at favorable prices.

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

     The Company's prepetition bank credit facility requires that the Company comply with specified financial covenants, which are measured at the end of each fiscal quarter. On June 30, 1999 the Company was not in compliance with these covenants, which constituted an event of default under the credit facility. The lenders under that facility exercised their rights to prohibit additional borrowings under the facility.

     The indenture under which the Company's 12% Senior Subordinated Notes due 2006 were issued contains a cross-default provision. As a result, the event of default under the credit facility resulted in an event of default under the indenture.

     In addition, the prepetition bank credit facility, the indenture, and a $30 million mortgage note on the Company's Westmont Illinois facility provide that certain bankruptcy events, including the filing of a voluntary petition under Chapter 11, constitute events of default.

     As of June 30, 1999, the Company had outstanding borrowings and letters of credit of $196.6 million under its prepetition bank credit facility and there were $225 million aggregate principal amount of 12% Senior Subordinated Notes due 2006 outstanding. The balance outstanding on the mortgage note as of June 30, 1999, was $28.9 million.

     The Company's bank lenders and holders of more than two-thirds of the outstanding principal amount of the Senior Subordinated Notes due 2006 entered into a Forbearance, Lock-Up and Voting Agreement with the Company and Stonington Partners.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 4.1          Debtor-in-Possession Multicurrency Credit
                                       Agreement dated as of July 30, 1999 among Goss Graphic Systems, Inc., Bankers Trust
                                       Company, as Agent, Lehman Brothers, as
                                       Documentation Agent and the lenders named therein

                  Exhibit 4.2 Forbearance, Lock-Up and Voting Agreement dated as of July 28, 1999 among GGS Holdings, Inc., Goss Graphic Systems, Inc., Goss Realty LLC, Stonington Capital Appreciation 1994 Fund, LP, Stonington Financing III, LLC, Alliance Capital Management L.P., Credit Suisse First Boston, Tri-Links Investment Trust (Nomura), Lehman Brothers, Bank of America Securities LLC, and Bankers Trust Company and the other lenders to that certain Amended and Restated
                                       Multicurrency Agreement dated January 29,
                                       1998

                  Exhibit 27.1         Financial Data Schedule

         (b)        Reports on Form 8-K

                    Current Report on Form 8-K, filed on August 10, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOSS GRAPHIC SYSTEMS, INC.


Date: August 23, 1999                   By:   /s/ Joseph P. Gaynor, III
                                              -------------------------
                                              Joseph P. Gaynor, III, Executive
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)