Form 10-Q
period 1999-09-30
GOSS GRAPHIC SYSTEMS INC
filed 1999-11-22
CIK 1018214

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________


                                    FORM 10-Q

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

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

      Goss had 100 shares of Common Stock outstanding at November 15, 1999, all of which were held by an affiliate.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             GOSS GRAPHIC SYSTEMS, INC.

                                       INDEX


                                                                                    Page
                                                                                     No.
                                                                                    ----
PART I - FINANCIAL INFORMATION:

       Item 1 - Financial Statements

           Consolidated Balance Sheets - September 30, 1999 and
           December 31, 1998                                                             2

           Consolidated Statements of Operations - For the three month
           and nine month periods ended September 30, 1999 and 1998                      3

           Consolidated Statements of Cash Flows - Nine months ended
           September 30, 1999 and 1998                                                   4

           Notes to Consolidated Financial Statements                                    5

       Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          17

PART II - OTHER INFORMATION:

       Item 3 - Defaults Upon Senior Securities                                         27

       Item 4 - Submission of Matters to a Vote of Security Holders                     27

       Item 6 - Exhibits and Reports on Form 8-K                                        27

SIGNATURES                                                                              29


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           GOSS GRAPHIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1999               1998
                                                                                      --------           --------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   16.4           $   57.1
   Accounts receivable, net                                                             137.0              125.3
   Inventories, net                                                                     216.5              262.9
   Other current assets                                                                  21.1               16.6
                                                                                      --------           --------
   Total current assets                                                                 391.0              461.9
Property and equipment, net                                                             177.7              186.2
Goodwill, net                                                                           301.2              308.0
Other assets                                                                             24.3               27.7
                                                                                      --------           --------

   Total assets                                                                      $  894.2           $  983.8
                                                                                      --------          --------
                                                                                      --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  102.4           $  170.9
   Revolving credit facilities                                                           50.8              178.9
   Current portion of long-term debt                                                      5.0                5.2
   Advance payments from customers                                                      134.9              161.8
   Other current liabilities                                                            164.0              194.5
                                                                                     --------           --------
   Total current liabilities                                                            457.1              711.3
Liabilities subject to compromise                                                       460.7                0.0
Long-term debt, less current portion                                                     49.0              275.5
Other liabilities                                                                        50.1               59.5
                                                                                     --------           --------
   Total liabilities                                                                  1,016.9            1,046.3

Minority interest                                                                         8.1                8.8

Common stock, 100 shares authorized and
  outstanding, $0.01 par value                                                            0.0                0.0
Additional paid in capital                                                              197.9              162.2
Retained earnings                                                                      (322.3)            (228.9)
Minimum pension obligation                                                               (5.3)              (5.3)
Cumulative translation adjustment                                                        (1.1)               0.7
                                                                                     --------           --------
   Total shareholders' equity                                                          (130.8)             (71.3)
                                                                                     --------           --------
   Total liabilities and shareholders' equity                                        $  894.2           $  983.8
                                                                                     --------           --------
                                                                                     --------           --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                                 FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                               ----------------------            --------------------------
                                                                1999            1998               1999                1998
                                                               ------          ------            -------              ------
Net sales                                                      $112.2          $311.9            $ 422.1             $ 658.1
Cost of sales                                                   103.8           312.9              397.3               614.2
                                                               ------          ------            -------             -------
   Gross profit (loss)                                            8.4            (1.0)              24.8                43.9

Operating expenses                                               23.7            40.5               66.0                84.6
Reorganization items                                             11.3             0.0               12.6                 0.0
Goodwill amortization                                             2.1             2.5                6.2                 6.9
                                                               ------          ------            -------             -------
  Operating loss                                                (28.7)          (44.0)             (60.0)              (47.6)
Other (expense) income                                           (0.2)            1.3               (1.9)                0.2
Write-off of investment in affiliate                              0.0            (6.8)               0.0                (6.8)
Interest expense                                                (10.5)          (14.2)             (34.3)              (35.5)
                                                               ------          ------            -------             -------
   Loss before income taxes                                     (39.4)          (63.7)             (96.2)              (89.7)

Provision (benefit) for income taxes                             (1.5)            4.5               (2.7)               14.3
                                                               ------          ------            -------             -------
   Net loss                                                    $(37.9)         $(68.2)           $ (93.5)            $(104.0)
                                                               ------          ------            -------             -------
                                                               ------          ------            -------             -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                               --------------------------
                                                                                 1999              1998
                                                                               --------          --------
OPERATING ACTIVITIES:
    Net loss                                                                   $ (93.5)          $(104.0)
    Depreciation                                                                  17.8              12.4
    Amortization of goodwill                                                       6.2               6.9
    Write-off of investment in affiliate                                           0.0               6.8
    Changes in assets and liabilities:
       Accounts receivable                                                        (3.8)            (56.7)
       Inventory                                                                  46.5             (25.5)
       Accounts payable                                                           (9.9)             91.7
       Customer advances                                                         (23.2)              6.1
       Other current liabilities                                                 (22.6)             58.6
       Other assets                                                               (5.3)             (6.9)
       Other liabilities                                                          (8.8)             (3.4)
                                                                               -------           -------
          Net cash used for operating activities                                 (96.6)            (14.0)
                                                                               -------           -------

INVESTING ACTIVITIES:
    Capital expenditures                                                          (6.3)            (22.8)
    Investment in affiliate                                                        0.0              (2.4)
                                                                               -------           -------
          Net cash used for investing activities                                  (6.3)            (25.2)
                                                                               -------           -------

FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities                              11.5              55.2
    Net borrowings under DIP credit facility                                      29.8              0.0
    Other borrowings                                                               0.0               4.3
    Repayment of term loan                                                         0.0             (12.8)
    Capital contribution                                                          24.0               0.0
    Repayment of mortgage notes and other obligations                             (3.1)             (3.4)
                                                                               --------          --------
          Net cash provided by financing activities                               62.2              43.3

Net increase (decrease) in cash                                                  (40.7)              4.1
Cash at the beginning of the period                                               57.1              26.0
                                                                               --------          --------
Cash at the end of the period                                                   $ 16.4           $  30.1
                                                                               --------          --------
                                                                               --------          --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GOSS GRAPHIC SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

In the opinion of Goss Graphic Systems, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended September 30, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the Chapter 11 case (see Note 11 to Consolidated Financial Statements) and the Company's financial condition necessitating the Chapter 11 case raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 case and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the financial statements. The financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

The Company's financial statements as of September 30, 1999 have been presented in conformity with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Prior years' comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7.

The Company is currently assessing the effect of the financial restructuring and Chapter 11 filing on the recoverability of its long-lived assets, including goodwill, for purposes of determining whether or not an impairment in value has occurred according to Statement of Financial Accounting Standards No. 121. It is possible that this assessment will result in a material charge against earnings in the quarter ended December 31, 1999.

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.   BASIS OF PRESENTATION (CONTINUED)

In June 1998, the Board of Directors approved a change in Goss's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. This report is the third report of the Company under its new fiscal year.

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in 1999.

2.   INVENTORIES

Net inventories are summarized as follows (in millions):


                                                       September 30,      December 31,
                                                            1999                1998
                                                       -------------      ------------
   Materials                                              $ 95.0              $111.8
   Work in process                                          83.4                94.6
   Finished goods                                           13.1                27.7
   Parts                                                    25.0                28.8
                                                          ------              ------
      Total inventories, net                              $216.5              $262.9
                                                          ------              ------
                                                          ------              ------

3.  WORKFORCE REDUCTION CHARGE

During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. As of September 30, 1999, approximately $4.0 million in severance costs had been paid. The timing of the payment of the remaining severance costs may be affected by Goss's recent financial restructuring activities, including the filing for bankruptcy under Chapter 11 of the U. S. Bankruptcy Code (See Note 11 to Consolidated Financial Statements and Part 2, Management's Discussion and Analysis of Financial Condition and Results of Operations).

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.   DEBT

The debt obligations of Goss are as follows (in millions):

                                                      September 30,   December 31,
                                                          1999            1998
                                                      -------------   ------------
   Revolving credit facilities                             $190.2         $178.9
   DIP credit facility                                       29.8            0.0
   Mortgage loans                                            51.4           52.3
   Senior subordinated notes                                225.0          225.0
   Other debt obligations                                     2.6            3.4
                                                           ------         ------
       Total debt                                           499.0          459.6
   Less current portion                                      55.8          184.1
   Less liabilities subject to compromise                   394.2            0.0
                                                           ------         ------
   Long-term debt                                          $ 49.0         $275.5
                                                           ------         ------
                                                           ------         ------

Goss's $200 million revolving credit facility contains covenants which must be satisfied at the end of each fiscal quarter and generally cover Goss's performance during the preceding four fiscal quarters. On August 31, 1998, Goss entered into the First Amendment to the credit facility which contained revised covenants for the quarters ended September 30, 1998, and thereafter. These covenants were predicated upon Goss's business plan at that time, and subsequently it became apparent that Goss would not be able to fulfill those covenants. As a result, Goss and its lenders amended these covenants in the Second Amendment to the credit facility dated January 12, 1999. Goss was not in compliance with these covenants at June 30, 1999 or at September 30, 1999, which constitutes an event of default.

On July 30, 1999 the Bankruptcy Court approved a debtor-in-possession credit facility (the "DIP Facility") for Goss with certain of its pre-petition bank lenders and the principal shareholder of its parent company, Stonington Partners. The DIP Facility provides for up to $50 million in financing. The DIP Facility also contains covenants that must be satisfied at the end of each month beginning in August 1999. Goss was in compliance with these covenants in August and September 1999.

See Note 11 to Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   SEGMENT REPORTING

Information on Goss's reportable operating segments is detailed below. The column labeled "Other" consists of corporate expenses that are not allocable to the geographic operating segments and elimination of intersegment activity.



                                         AMERICAS     EUROPE       ASIA      OTHER        TOTAL
                                         --------     ------       ----      -----        -----
THREE MONTHS ENDED SEPTEMBER 30, 1999
  Sales to external customers              $ 43.0     $ 34.6      $ 34.6     $  0.0      $112.2
  Intersegment sales                          2.3        1.1         0.0       (3.4)        0.0
  Operating profit/(loss)                   (13.1)      (4.8)        4.4      (15.2)      (28.7)
  Other (expense)/income                                                       (0.2)       (0.2)
  Interest expense                                                            (10.5)      (10.5)
  Income/(loss) before income taxes                                                       (39.4)
  Total assets                             $257.0     $234.5      $152.6     $250.1      $894.2

THREE MONTHS ENDED SEPTEMBER 30, 1998
  Sales to external customers              $181.3     $ 81.0      $ 49.6     $  0.0      $311.9
  Intersegment sales                          4.9       17.4         0.1      (22.4)        0.0
  Operating profit/(loss)                   (55.0)       4.4         7.5       (0.9)      (44.0)
  Other (expense)/income                                                       (5.5)       (5.5)
  Interest expense                                                            (14.2)      (14.2)
  Income/(loss) before income taxes                                                       (63.7)
  Total assets                             $362.4     $268.3      $134.0     $234.4      $999.1

NINE MONTHS ENDED SEPTEMBER 30, 1999
  Sales to external customers              $207.8     $130.2      $ 84.1     $  0.0      $422.1
  Intersegment sales                          9.2       16.2         0.4      (25.8)        0.0
  Operating profit/(loss)                   (44.8)      (1.2)        5.7      (19.7)      (60.0)
  Other (expense)/income                                                       (1.9)       (1.9)
  Interest expense                                                            (34.3)      (34.3)
  Income/(loss) before income taxes                                                       (96.2)
  Total assets                             $257.0     $234.5      $152.6     $250.1      $894.2

NINE MONTHS ENDED SEPTEMBER 30, 1998
  Sales to external customers              $352.3     $222.1      $ 83.7     $  0.0      $658.1
  Intersegment sales                         15.2       53.3         0.1      (68.6)        0.0
  Operating profit/(loss)                   (67.0)      23.0         5.0       (8.6)      (47.6)
  Other (expense)/income                                                       (6.6)       (6.6)
  Interest expense                                                            (35.5)      (35.5)
  Income/(loss) before income taxes                                                       (89.7)
  Total assets                             $362.4     $268.3      $134.0     $234.4      $999.1

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

Total comprehensive income is as follows (in millions):

                                               For the Three Months          For the Nine Months
                                               Ended September 30,           Ended September 30,
                                               --------------------          -------------------
                                             1999          1998             1999              1998
                                            ------         ------          ------            ------
Net loss                                   $(37.9)         $(68.2)        $(93.5)           $(104.0)
Other comprehensive income:
  Foreign currency translation
    adjustment                                3.5           (2.3)           (1.7)              (2.9)
                                           ------         ------          ------            -------
Total comprehensive loss                   $(34.4)        $(70.5)         $(95.2)           $(106.9)
                                           ------         ------          ------            -------
                                           ------         ------          ------            -------


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

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.   COMBINED FINANCIAL STATEMENTS

The following combined financial statements are presented in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy
Code:

                            GOSS GRAPHIC SYSTEMS, INC.
                       COMBINED CONSOLIDATING BALANCE SHEET
                                AT SEPTEMBER 30, 1999
                                   (IN MILLIONS)
                                  (UNAUDITED)

                                                            ENTITIES IN    ENTITIES NOT IN
                                                          REORGANIZATION    REORGANIZATION
                                                            PROCEEDINGS      PROCEEDINGS      ELIMINATIONS   CONSOLIDATED
                                                         ----------------  ----------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  1.8           $ 14.6                          $ 16.4
   Accounts receivable, net                                      74.3             62.7                           137.0
   Intercompany receivable                                       52.1            (52.1)                            0.0
   Inventories, net                                              94.1            122.4                           216.5
   Other current assets                                          14.3              6.8                            21.1
                                                              --------          -------                        -------
   Total current assets                                         236.6            154.4                           391.0
Property and equipment, net                                     101.5             76.2                           177.7
Goodwill, net                                                   208.2             93.0                           301.2
Investment in subsidiaries                                       89.7              0.0         $(89.7)             0.0
Other assets                                                     14.0             10.3            0.0             24.3
                                                              --------          -------        -------         -------

   Total assets                                                $650.0           $333.9         $(89.7)          $894.2
                                                              --------          -------        -------         -------
                                                              --------          -------        -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 32.3           $ 70.1                          $102.4
   Revolving credit facilities                                   29.8             21.0                            50.8
   Current portion of long-term debt                              2.2              2.8                             5.0
   Advance payments from customers                               80.9             54.0                           134.9
   Other current liabilities                                    103.3             60.7                           164.0
                                                              --------          -------                        -------
   Total current liabilities                                    248.5            208.6                           457.1
Liabilities subject to compromise                               460.7              0.0                           460.7
Long-term debt, less current portion                             29.2             19.8                            49.0
Other liabilities                                                32.6             17.5                            50.1
                                                              --------          -------                        -------
    Total liabilities                                           771.0            245.9                         1,016.9

Minority interest                                                 7.7              0.4                             8.1

Common stock, 100 shares authorized and
  Outstanding, $0.01 par value                                    0.0              0.0                             0.0
Additional paid in capital                                      189.4             98.2         $(89.7)           197.9
Retained earnings                                              (317.6)            (4.7)                         (322.3)
Minimum pension obligation                                        0.0             (5.3)                           (5.3)
Cumulative translation adjustment                                (0.5)            (0.6)                           (1.1)
                                                              --------          -------                        -------
    Total shareholders' equity                                 (128.7)            87.6          (89.7)          (130.8)
                                                              --------          -------        -------         -------
    Total liabilities and shareholders' equity                 $650.0           $333.9         $(89.7)          $894.2
                                                              --------          -------        -------         -------
                                                              --------          -------        -------         -------


                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   COMBINED FINANCIAL STATEMENTS (CONTINUED)

                           GOSS GRAPHIC SYSTEMS, INC.
                 COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                      ENTITIES IN        ENTITIES NOT IN
                                                    REORGANIZATION       REORGANIZATION
                                                      PROCEEDINGS          PROCEEDINGS    ELIMINATIONS      CONSOLIDATED
                                                    ---------------      -------------    -------------     ------------
Net sales                                                $223.0              $238.2            $(39.1)          $422.1
Cost of sales                                             232.8               203.6              39.1            397.3
                                                          -----               -----              ----            -----
   Gross profit (loss)                                     (9.8)               34.6               0.0             24.8

Operating expenses                                         37.0                29.0               0.0             66.0
Reorganization items                                       12.6                 0.0               0.0             12.6
Goodwill amortization                                       4.2                 2.0               0.0              6.2
                                                        --------             --------           -------         -------
   Operating profit (loss)                                (63.6)                3.6               0.0            (60.0)

Other (expense) income                                      5.6                (4.2)             (3.3)            (1.9)
Interest expense                                          (31.8)               (5.8)              3.3            (34.3)
                                                        --------             --------           -------         -------
   Loss before income taxes                               (89.8)               (6.4)              0.0            (96.2)

Provision (benefit) for income taxes                        0.0                (2.7)              0.0             (2.7)
                                                        --------             --------           -------         -------
   Net loss                                              $(89.8)             $ (3.7)           $ (0.0)          $(93.5)
                                                        --------             --------           -------         -------
                                                        --------             --------           -------         -------


                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   COMBINED FINANCIAL STATEMENTS (CONTINUED)

                           GOSS GRAPHIC SYSTEMS, INC.
                 COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                ENTITIES IN        ENTITIES NOT IN
                                                                              REORGANIZATION       REORGANIZATION
                                                                                PROCEEDINGS          PROCEEDINGS      CONSOLIDATED
                                                                              --------------       ---------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                                      $(89.8)               $(3.7)            $(93.5)
    Depreciation                                                                    11.0                  6.8               17.8
    Amortization of goodwill                                                         4.2                  2.0                6.2
    Changes in assets and liabilities:
       Accounts receivable                                                         (24.0)                20.2               (3.8)
       Inventory                                                                    56.9                (10.4)              46.5
       Accounts payable                                                              2.8                (12.7)              (9.9)
       Customer advances                                                           (16.1)                (7.1)             (23.2)
       Other current liabilities                                                   (14.6)                (8.0)             (22.6)
       Other assets                                                                  4.6                 (9.9)              (5.3)
       Other liabilities                                                            (6.4)                (2.4)              (8.8)
                                                                                   ------               ------             ------
          Net cash used for operating activities                                   (71.4)               (25.2)             (96.6)

INVESTING ACTIVITIES:
    Capital expenditures                                                            (4.7)                (1.6)              (6.3)
                                                                                   ------               ------             ------
          Net cash used for investing activities                                    (4.7)                (1.6)              (6.3)

FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities                                11.5                  0.0               11.5
    Net borrowings under DIP credit facility                                        29.8                  0.0               29.8
    Capital contribution                                                            24.0                  0.0               24.0
    Repayment of mortgage notes and other obligations                               (0.9)                (2.2)              (3.1)
                                                                                   ------               ------             ------
          Net cash provided by (used for) financing activities                      64.4                 (2.2)              62.2

Net decrease in cash                                                               (11.7)               (29.0)             (40.7)
Cash at the beginning of the period                                                 13.5                 43.6               57.1
                                                                                   ------               ------             ------
Cash at the end of the period                                                     $  1.8                $14.6             $ 16.4
                                                                                   ------               ------             ------
                                                                                   ------               ------             ------


                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.   REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items consisted of the following (in millions):

                                                             Three Months Ended            Nine Months Ended
                                                              September 30, 1999           September 30, 1999
                                                              ------------------           ------------------
   Professional fees directly related to the filing                 $ 4.5                        $ 5.8
   Bank fees related to the DIP Facility                              1.1                          1.1
   Write-off of deferred issue costs on
       senior subordinated notes                                      5.7                          5.7
                                                                   ------                       ------
         Total Reorganization items                                 $11.3                        $12.6
                                                                   ------                       ------
                                                                   ------                       ------


11.   CHAPTER 11 FILING

On July 30, 1999 Goss, GGS Holdings, Inc. ("Holdings", its parent company), and Goss Realty LLC filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware.

Goss, its lenders under the pre-petition bank credit facility, and holders of as least two-thirds of Goss's 12% Senior Subordinated Notes Due 2006 entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the lenders and the noteholders who are party to the agreement agreed to forbear from exercising their rights and remedies under the credit agreement and the indenture until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization. Under the agreement, the noteholders will exchange the $225 million principal amount of notes currently outstanding for a new $112.5 million note issue and certain new stock of Holdings. Certain of the company's lenders and Stonington Partners or an affiliate ("Stonington") will jointly provide an additional $100 million of liquidity and capital.

The parties agreed to implement the agreement through a prearranged Chapter 11 proceeding initiated in the U.S. Bankruptcy Court for the District of Delaware. Goss's European and Asian subsidiaries are not included in the Chapter 11 proceeding.

Goss has entered into a debtor-in-possession credit facility (the "DIP Facility") with certain of its pre-petition bank lenders and the principal shareholder of its parent company, Stonington. The DIP Facility provides for up to $50 million of financing. The Bankruptcy Court approved the DIP Facility on an interim basis on July 30, 1999 and gave final approval in an order dated August 20, 1999. Bridge loan borrowings under the DIP Facility bear interest at a per annum rate equal to, at the Company's option: (1) the sum of 2.25% plus the higher of (a)

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.   CHAPTER 11 FILING (CONTINUED)

the prime rate or (b) a rate that is 0.5% higher than the federal funds rate, or (2) the sum of 3.25% plus the average of quotations in the applicable currencies for deposits with maturities comparable to the interest rate period shown on Telerate Display Screen page number 3740 or 3750, plus any additional costs to the lenders of complying with applicable reserve asset ratios. Swing line borrowings bear interest at a per annum rate equal to the rate described in clause (1) above less 0.5%. The DIP Facility provides for a commitment fee equal to 0.5% of the undrawn loans, a facility fee equal to 2.0% of the total commitments, and an administrative fee of $100,000. The DIP Facility is secured by all assets of the Company. Borrowings under the facility are limited by a borrowing base formula, which considers U. S.-based accounts receivable, inventory, equipment and real property. The lenders' commitments terminate on the earliest of: (a) 6 months from the date of the interim order of the Bankruptcy Court, (b) the effective date of a plan of reorganization in the Chapter 11 case, (c) the date of distributions to any class of creditors, equity holders or other claimants under a plan of reorganization in the Chapter 11 case, (d) upon notice following an event of default, (e) 45 days after July 30, 1999 if a final order of the Bankruptcy Court approving the DIP Facility has not been entered. At September 30, 1999, outstanding borrowings under the DIP Facility were $29.8 million.

During the Chapter 11 proceedings the company plans to continue to pay employee wages, salaries and benefits as usual. The company will pay for the post-petition delivery of goods and services in the ordinary course of business. Under the restructuring plan, the claims of all creditors, including trade creditors, will either not be impaired by the plan or will be paid in full over time.


12.   LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Under an approved final plan of reorganization, these claims may be settled at amounts less than their allowed amounts.

Recorded liabilities subject to compromise under the Chapter 11 proceedings as of September 30, 1999 consisted of the following (in millions):


        Accounts payable                                           $ 58.6
        Pre-petition revolving credit facility                      169.2
        Senior subordinated notes-Principal                         225.0
        Senior subordinated notes-Accrued interest                    7.9
                                                                   ------
                 Total                                             $460.7
                                                                   ------
                                                                   ------

                           GOSS GRAPHIC SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.   SUBSEQUENT EVENTS

At hearings held on October 19, 1999 and November 2, 1999, Goss, Holdings and Goss Realty LLC received formal court confirmation of the plan of reorganization, as amended, (the "Plan"). According to the Plan, the Company will pay all claims owed to unsecured trade creditors, including all vendors and suppliers in three equal installments at dates that are three, six and nine months after the effective date of the Plan. Pursuant to the Plan, on November 19, 1999, the holders of the Company's 12% Senior Subordinated Notes Due 2006, with a principal amount outstanding of $225 million, exchanged the notes for a new note issue of Goss Holdings, Inc., the new holding company into which Holdings was merged on the effective date of the Plan ("New Holdings"), with a principal amount of $112.5 million and common stock in New Holdings representing an ownership interest of approximately 31 percent. The new note issue will have a maturity date of six years after the effective date of the Plan, and bear interest at 12.25% per annum. Interest for the two year period immediately following the effective date of the Plan will be payable by the issuance of additional new notes and interest thereafter will be payable in cash.

Also pursuant to the Plan, on November 19, 1999, Stonington made a $50 million cash investment in the common stock of New Holdings and received common shares representing an ownership interest of approximately 65 percent in exchange therefore. On November 19, 1999, New Holdings made a $50 million cash equity investment in Goss (its wholly-owned subsidiary). The proceeds of the equity investment were used by Goss to repay all outstanding borrowings under the DIP Facility.

Additionally, on November 19, 1999, and also pursuant to the Plan, Goss and the lenders under its revolving credit facility entered into an amended and restated credit agreement. The new credit agreement, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including up to $75 million in letters of credit. The new credit facility requires payment of a facility fee of $3.75 million, which was paid on the closing date, and provides for overall borrowing costs that are higher than those of the pre-petition facility. The new facility also contains certain financial covenants including, but not limited to, a minimum fixed charge coverage test and a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) test. The new facility also contains various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment and real property, and provides for scheduled repayments beginning in 2002.

On November 19, 1999, the Company announced that it would transfer the assembly operations of its U.S.-based single width press lines from its Reading, Pennsylvania facility to its Cedar Rapids, Iowa facility, beginning in January 2000. The transfer will result in the closure of the Reading facility in 2000. It is anticipated that the closure will result in a material charge against earnings in the quarter ended December 31, 1999.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended September 30, 1998 as they read the discussion below.

Goss Graphic Systems, Inc. produces newspaper, insert, and commercial printing press systems. In June of 1999, the Company began to negotiate a restructuring of its capital structure with holders of its 12% Senior Subordinated Notes due 2006, certain lenders under its revolving credit facility and Stonington Partners (hereinafter, along with any affiliated entities referred to as "Stonington"), the principal stockholder of its parent company. On July 30, 1999 Goss announced that it had reached an agreement on a restructuring with noteholders holding more than two-thirds of the Senior Subordinated Notes, certain of its bank lenders, and Stonington. Pursuant to that agreement, on July 30, 1999, Goss, GGS Holdings, Inc. ("Holdings", its parent company), and Goss Realty LLC, (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court of the District of Delaware. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

Under the agreement, the noteholders, subject to satisfaction of certain conditions, will exchange the $225 million principal amount of Senior Subordinated Notes currently outstanding for a total of $112.5 million in new notes and certain new stock of Holdings. Certain of the Company's lenders and Stonington, subject to satisfaction of certain conditions, will jointly provide an additional $100 million of liquidity and capital.

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

Goss has entered into a debtor-in-possession credit facility (the "DIP Facility") with certain of its pre-petition bank lenders and Stonington. The DIP Facility provides for up to $50 million of financing. The Bankruptcy Court approved the DIP Facility on an interim basis on July 30, 1999 and gave final approval in an order dated August 20, 1999. Bridge loan borrowings under the DIP Facility bear interest at a per annum rate equal to, at the Company's option:
(1) the
sum of 2.25% plus the higher of (a) the prime rate or (b) a rate that is 0.5% higher than the federal funds rate, or (2) the sum of 3.25% plus the average of quotations in the applicable currencies for deposits with maturities comparable to the interest rate period shown on Telerate Display Screen page number 3740 or 3750, plus any additional costs to the lenders of complying with applicable reserve asset ratios. Swing line borrowings bear interest at a per annum rate equal to the rate described in clause (1) above less 0.5%. The DIP Facility provides for a commitment fee equal to 0.5% of the undrawn loans, a facility fee equal to 2.0% of the total commitments, and an administrative fee of $100,000. The DIP Facility is secured by all assets of the Company. Borrowings under the facility are limited by a borrowing base formula, which considers U.S.-based accounts receivable, inventory, equipment and real property. The lenders' commitments terminate on the earliest of: (a) 6 months from the date of the interim order of the Bankruptcy Court, (b) the effective date of a plan of reorganization in the Chapter 11 case, (c) the date of distributions to any class of creditors, equity holders or other claimants under a plan of reorganization in the Chapter 11 case, (d) upon notice following an event of default, (e) 45 days after July 30, 1999 if a final order of the Bankruptcy Court approving the DIP Facility has not been entered. At September 30, 1999, outstanding borrowings under the DIP Facility were $ 29.8 million.

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

The Company is currently assessing the effect of the financial restructuring and Chapter 11 filing on the recoverability of its long-lived assets, including goodwill, for purposes of determining whether or not an impairment in value has occurred according to Statement of Financial Accounting Standards No. 121. It is possible that this assessment will result in a material charge against earnings in the quarter ended December 31, 1999.

The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth below under "Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

Net Sales

Goss's net sales for the fiscal quarter ended September 30, 1999 decreased by 64.0% or $199.7 million to $112.2 million compared to the quarter ended September 30, 1998. Sales in the Americas decreased by $138.3 million to $43.0 million. This decline is attributable to a lower order backlog at June 30, 1999 resulting in reduced shipments to large newspaper, small newspaper, insert and commercial customers. Sales in Europe decreased by $46.4 million to $34.6 million also as the result of a lower order backlog at June 30, 1999 for both large and small newspaper customers. Sales in Asia decreased by $15.0 million to $34.6 million due to the timing of shipments to large newspaper customers.

Net sales for the first nine months of 1999 were $422.1 million, a decrease of $236.0 million or 35.9 % from the first nine months of 1998. Sales decreases in the Americas and Europe of $144.5 and $91.9 million to $207.8 and $130.2 million, respectively, were partially offset by a sales increase in Asia of $0.4 million to $84.1 million. In the Americas decreased sales to large newspaper, small newspaper, insert, and commercial customers were the result of a lower order backlog as of December 31, 1998 in addition to lower current year orders. The decrease in sales in Europe is also attributable to a lower order backlog at December 31, 1998 in addition to lower current year orders from both large and small newspaper customers. In addition, the 1998 period included a large equipment newspaper sale of $35.1 million to one European customer.

Sales in the Americas for the quarter and nine months ended September 30, 1999 were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase required materials and services in the period leading up to its Chapter 11 filing, as well as post-filing delays attributable to the time required to negotiate terms with suppliers.

Gross Profit

Gross profit for the quarter ended September 30, 1999 increased by $9.4 million to $8.4 million compared to the quarter ended September 30, 1998. The 1998 quarter included non-recurring charges of $1.5 million for manufacturing restructuring, $17.1 million for inventory re-valuations and $22.9 million for loss contract provisions substantially all of which were recorded in the Americas. Excluding these 1998 non-recurring charges of $41.5 million, gross profit decreased by $32.1 million and the gross profit margin decreased from 13.0% to 7.5%.

Gross profit for the nine months ended September 30, 1999 decreased $19.1 million to $24.8 million compared to the nine months ended September 30, 1998. Results for the nine months ended September 30, 1999 included significant charges totaling $14.4 million in the Americas. These significant charges consist of $9.8 million for inventory write-downs related to reduced order volume and costs to address certain product and contract performance issues arising from management's ongoing assessment of the Americas business unit, and $4.6 million for anticipated cost over-runs on contracts as a result of delayed shipments. The shipment delays were caused by Goss's inability to access sufficient capital resources to purchase required materials and services during the period leading up to its Chapter 11 filing as well as post-filing delays attributable to the time required to negotiate terms with suppliers. Margins on certain future period shipments may also be negatively affected by these delays. Results for the nine months ended September 30, 1998 included non-recurring charges of $9.4 million for manufacturing restructuring, $17.1 million for inventory re-valuations and $24.5 million for loss contract provisions on newspaper contracts, substantially all of which were recorded in the Americas. Excluding these non-recurring items of $51.0 million in 1998 and the $14.4 million of significant charges mentioned above for 1999, gross profit decreased by $55.7 million and the gross profit margin decreased from 14.4% to 9.3%. The change in gross profit and gross profit margin, excluding these non-recurring and significant charges, is explained below.

   - For the quarter ended September 30, 1999, gross profit in the Americas decreased by $13.5 million to a loss of $2.2 million and the gross profit margin decreased from 6.2% to a negative 5.1%. The decrease in gross profit is due to the reduced sales volume while the decrease in gross profit margin is due to unrecovered fixed costs resulting from unused capacity. In addition, results for the quarter ended September 30, 1998 included expense credits due to the timing of the capitalization of contract-related engineering costs into inventory.

         For the nine months ended September 30, 1999, gross profit decreased in the Americas by $28.7 million to $3.8 million and the gross profit margin decreased from 9.2% to 1.8%. These decreases in gross profit and gross profit margin are attributable to the same factors that affected gross profit for the quarter ended September 30, 1999 as well as income from a property tax refund and a depreciation expense adjustment which were recorded in 1998.

   - For the quarter ended September 30, 1999, gross profit in Europe decreased by $12.3 million to $2.6 million and the gross profit margin decreased from 18.4% to 7.5%. For the nine months ended September 30, 1999, gross profit in Europe decreased $25.1 million to $18.7 million and the gross profit margin decreased from 19.7% to 14.4%. These decreases in gross profit and gross profit margin were due to lower sales volume and lower margins on sales to large and small newspaper customers.

   - For the quarter ended September 30, 1999, gross profit in Asia decreased by $2.9 million to $8.0 million, and the gross profit margin increased from 22.0% to 23.1%. For the nine months ended September 30, 1999, gross profit in Asia increased $1.5 million to $16.7 million and the gross profit margin increased from 18.2% to 19.9%. The increase in gross profit and gross profit margin is due to increased sales volumes to small newspaper customers and higher margins on sales to large newspaper customers partially offset by a charge of $1.6 million for revaluation of certain inventories.

Operating Expenses

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased $16.8 million to $23.7 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The 1998 quarter included provisions for bad debt expense of $8.3 million and a charge to engineering expense for $2.9 million relating to the timing of the capitalization of contract-related engineering costs into inventory. The 1999 quarter included provisions for bad debt expense of $1.8 million. Excluding these items, operating expenses decreased by $7.4 million, or 25.3% from the 1998 quarter. The decrease is due to lower spending on development engineering, agent commissions, selling expenses and administrative expenses as a result of lower sales volumes and the 1998 workforce reduction, partly offset by increased depreciation expense attributable to new information systems.

Operating expenses for the nine months ended September 30, 1999 decreased $18.6 million to $66.0 million compared to the nine months ended September 30, 1998. The 1998 period included provisions for bad debt expense of $9.1 million and $4.3 million of engineering costs associated with the development of a new insert press. The 1999 period includes provisions for bad debt expense of $4.8 million in addition to a credit of $5.0 million relating to a legal settlement. Excluding these items, operating expenses decreased by $5.1 million, or 7.1% from the 1998 period. This decrease is attributable to the same reasons mentioned above for the quarter.

Reorganization Items

Results for the quarter and nine month period ended September 30, 1999 were charged with $11.3 million and $12.6 million, respectively for expense items that were incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. These items consist of professional fees, bank fees and the write-off of deferred issue costs on the senior subordinated notes.

Interest Expense

Interest expense decreased by $3.7 million for the quarter and $1.2 million for the nine month period ended September 30, 1999 compared to 1998. The decrease for the quarter and nine month period is attributable to the discontinuation of interest accruals on the Company's $225 million senior subordinated notes since July 30, 1999 as a result of the Chapter 11 filing. This reduction in expense is slightly offset by additional interest due to increased borrowings at higher rates under the Company's revolving credit facility and DIP Facility.

Income Taxes

For the quarter ended September 30, 1999, the provision for income taxes decreased from $4.5 million in the 1998 period to a $1.5 million benefit in the 1999 period. For the nine month period ended September 30, 1999, the provision decreased from $14.3 million in the 1998 period to a $2.7 million benefit in the 1999 period. The expense in 1998 arose from the reevaluation of the effective income tax rate to be used for the year due to a change in the geographic mix of income.

FINANCIAL CONDITION AND LIQUIDITY

On July 30, 1999 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which will affect the company's liquidity and capital resources. See Note 11 of the Notes to Consolidated Financial Statements.

For the nine months ended September 30, 1999, operating activities used $96.6 million of cash compared to the nine months ended September 30, 1998 when operating activities used $14.0 million of cash. The increase in negative cash flow from operations in the 1999 period is due to changes in working capital largely due to a higher level of payments to suppliers and lower customer advances. Cash used in investing activities decreased to $6.3 million in the 1999 period from $25.2 million in the 1998 period due to lower spending on capital projects. Financing activities provided a net $62.2 million in cash in the 1999 period, including collections of $24.0 million of the $35.6 million in accounts receivable that were contributed to Goss's capital by Stonington in January 1999.

Other than cash flow from operations, Goss's primary source of liquidity, prior to its Chapter 11 filing, was its revolving credit facility. At June 30, 1999 and September 30, 1999, Goss was not in compliance with the financial covenants contained in the revolving credit facility, which noncompliance constituted an event of default. As a result, the lenders exercised their rights under the facility agreement to prohibit additional borrowings under the facility. Following the Chapter 11 filing, Goss' primary source of liquidity is the DIP Facility. The pre-petition revolving credit facility permitted borrowings up to $200 million, including up to $175 million in letters of credit and the DIP Facility permits borrowings up to $50 million, including up to $20 million in letters of credit. At September 30, 1999, borrowings and letters of credit under this pre-petition facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $196.9 million, an increase of $0.3 million from the end of the prior fiscal quarter. At September 30, 1999, outstanding borrowings and letters of credit under the DIP Facility were $30.5 million.

Goss's revolving credit facility, as amended, contained certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, and a maximum leverage test. The DIP Facility also contains certain covenants, including but not limited to, a minimum EBITDA test, a minimum sales test and a maximum capital expenditure test.

Goss was not in compliance with the financial covenants in its revolving credit facility as of the quarters ended March 31, 1998 and June 30, 1998. Goss's lenders waived this non-compliance, and on August 31, 1998, Goss entered into the First Amendment which contained revised covenants for the quarter ended September 30, 1998 and thereafter. Subsequently it became apparent that Goss would not be able to fulfill these covenants, which were further amended in the Second Amendment. As part of the Second Amendment, the revolving credit facility also was amended to include various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment, real property and intellectual property. Also as part of the Second Amendment, Stonington made a capital contribution to Goss, in the form of the purchase by Stonington and the contribution to Goss of the accounts receivable previously sold to BT Commercial Corporation (see below).

On November 30, 1998, Goss sold approximately $35.6 million in accounts receivable to BT Commercial Corporation. This sale was permitted by Goss's revolving credit facility and was intended to provide Goss with additional liquidity beyond what was then available under the revolving credit facility. Generally, the receivables that were sold were expected to mature between February and May, 1999. The sale was without recourse to Goss although the collectibility of the receivables was guaranteed by Stonington, a related party.

Goss is party to an indenture under which it issued $225 million in subordinated notes and mortgage loans on certain of its facilities. Copies of these agreements are included as Exhibits 4.1, 4.4 and 4.5 to Goss's Form 10-K for its fiscal year ended September 30, 1997 and are incorporated herein by reference. The indenture contains cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture. At June 30, 1999 and September 30, 1999 Goss was therefore in default under the terms of the indenture. In addition, filing a voluntary petition of bankruptcy is considered an event of default under the Company's mortgage note on its Westmont, Illinois facility and, therefore Goss was in default under the terms of the mortgage note when it filed its Chapter 11 case on July 30, 1999.

Pursuant to Goss's financial restructuring activities (see Note 11 of the Notes to Consolidated Financial Statements), Goss, Stonington and certain of Goss's lenders under its revolving credit facility entered into an agreement whereby the lenders and Stonington provided Goss with debtor-in-possession financing (the DIP Facility) while Goss is in Chapter 11 proceedings. The DIP Facility allows Goss to borrow, at costs slightly higher than those contained in the revolving credit facility, an amount of up to $50 million, including up to $20 million in letters of credit. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of Goss's real, personal and mixed property. The DIP Facility contains certain financial covenants, including, but not limited to, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, a minimum sales test, and a maximum capital expenditures test. The DIP Facility also contains various limitations on Goss's operations and borrowings, including a limitation on the amount that can be borrowed by Goss based upon its U.S.- based accounts receivable, inventory, equipment and real property. Goss was in compliance with the financial covenants of the DIP Facility for the months ended August and September, 1999.

At hearings held on October 19, 1999 and November 2, 1999, the Debtors received formal court confirmation of the plan of reorganization, as amended (the "Plan"). According to the Plan, the Company will pay all claims owed to unsecured trade creditors, including all vendors and suppliers in three equal installments at dates that are three, six and nine months after the effective date of the Plan.

Pursuant to the Plan, on November 19, 1999, the holders of the Company's 12% Senior Subordinated Notes Due 2006, with a principal amount outstanding of $225 million, exchanged the notes for a new note issue of Goss Holdings Inc., the new holding company into which Holdings was merged on the effective date of the Plan ("New Holdings"), with a principal amount of $112.5 million and common stock in New Holdings representing an interest of approximately 31 percent. The new note issue will have a maturity date of six years after the effective date of the Plan, and bear interest at 12.25% per annum. Interest for the two year period immediately following the effective date of the Plan will be payable by the issuance of additional new notes and interest thereafter will be payable in cash.

Also pursuant to the Plan, on November 19, 1999, Stonington made a $50 million cash investment in the common stock of New Holdings and received common shares representing an interest of approximately 65 percent in exchange therefore. On November 19, 1999 New Holdings made a $50 million cash equity investment in Goss (its wholly-owned subsidiary). The proceeds of the equity investment were used by Goss to repay all outstanding borrowings under the DIP Facility.

Additionally, on November 19, 1999, and also pursuant to the Plan, Goss and the lenders under its revolving credit facility entered into an amended and restated credit agreement. The new credit agreement, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including up to $75 million in letters of credit. The new credit facility requires payment of a facility fee of $3.75 million, which was paid on the closing date, and provides for overall borrowing costs that are higher than those of the pre-petition facility. The new facility also contains certain financial covenants including, but not limited to, a minimum fixed charge coverage test and a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) test. The new facility also contains various limitations on Goss's operation and borrowing, including a limitation on the amount that can be borrowed by Goss based upon its accounts receivable, inventory, equipment and real property, and provides for scheduled repayments beginning in 2002.

On November 19, 1999, the Company announced that it would transfer the assembly operations of its U.S.-based single width press lines from its Reading, Pennsylvania facility to its Cedar Rapids, Iowa facility, beginning in January 2000. The transfer will result in the closure of the Reading facility in 2000. It is anticipated that the closure will result in a material charge against earnings in the quarter ended December 31, 1999.

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

Goss's U.S. manufacturing facilities have now completed the implementation of new Year 2000 compliant manufacturing and financial applications which include general ledger, accounts receivable, accounts payable, inventory, purchasing, engineering and order entry. The Cedar Rapids implementation was completed on May 3, 1999 and the Reading implementation was completed June 25, 1999. Goss's headquarters and parts facility in Westmont, Illinois have already implemented new manufacturing and financial systems that are Year 2000 compliant.

The majority of the Company's systems in Europe are already Year 2000 compliant with the exception of Nantes, France where most systems will either have codes changed on existing software or will be upgraded to Year 2000 compliant versions. These modifications are expected to be completed by December 1999. In Japan, system modification began in October 1998. Modification of individual programs has been completed.

Certain non-IT systems, such as telephone and voice mail systems, time and labor collection systems and other desktop computer systems, have been assessed and all necessary upgrades have been scheduled for completion by the fourth quarter of 1999.

The expected cost to convert all business systems to be Year 2000 compliant is approximately $17.6 million, the majority of which are capital expenditures. About 89% of these costs have been incurred as of September 30, 1999. These costs do not include certain costs incurred in the U.K. over the last two years to upgrade systems as part of an overall systems upgrade strategy as these costs were not tracked separately.

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

These factors include, but are not limited to:

     -   the Company's ability to continue as a going concern;
     -   the availability of debtor-in-possession financing;
     - the Company's ability to operate successfully under a Chapter 11 proceeding;
     -   the Company's ability to emerge from the Chapter 11 proceeding;
     - the Company's ability to comply with financial covenants in credit agreements;
     - the risk of increase in newsprint costs, which have historically negatively influenced newspaper press sales;
     - general economic conditions, particularly in connection with sales to newspapers, advertising expenditures and page count;
     -   competitive pressures, including excess industry capacity;
     - changes in currency markets and long-term interest rates that have provided foreign competitors with pricing advantages;
     - the Company's ability to offer products that contain technological features sought by its customers;
     - changes in interest rates that would increase the Company's cost of borrowing and could decrease its liquidity; and
     - the Company's ability to implement operational restructuring elements, improve efficiency and obtain components at favorable prices.

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         The Company's pre-petition bank credit facility requires that the Company comply with specified financial covenants, which are measured at the end of each fiscal quarter. On June 30 and September 30, 1999 the Company was not in compliance with these covenants, which constituted an event of default under the credit facility. The lenders under that facility exercised their rights to prohibit additional borrowings under the facility.

         The indenture under which the Company's 12% Senior Subordinated Notes due 2006 were issued contains a cross-default provision. As a result, the event of default under the credit facility resulted in an event of default under the indenture.

         In addition, the pre-petition bank credit facility, the indenture, and a $30 million mortgage note on the Company's Westmont, Illinois facility provide that certain bankruptcy events, including the filing of a voluntary petition under Chapter 11, constitute events of default.

         At September 30, 1999, the Company had outstanding borrowings and letters of credit of $196.9 million under its pre-petition bank credit facility and there were $225 million aggregate principal amount of 12% Senior Subordinated Notes due 2006 outstanding. The balance outstanding on the mortgage note at September 30, 1999, was $28.9 million.

         The Company's bank lenders and holders of more than two-thirds of the outstanding principal amount of the Senior Subordinated Notes due 2006 entered into a Forbearance, Lock-Up and Voting Agreement with the Company and Stonington Partners.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 7, 1999 the Company began the solcitation of noteholder votes concerning the company's plan of reorganization. Voting on the plan of reorganization closed on October 12, 1999. The holders of the Company's 12% Senior Subordinated Notes Due 2006 who voted approved the plan of reorganization.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 2.1   Second Amended Plan of Reorganization of Goss
                                Graphic Systems, Inc., GGS Holdings, Inc. and
                                Goss Realty, LLC Under Chapter 11 of the
                                Bankruptcy Code, dated as of September 7, 1999.

         (b)      Exhibit 2.2   Amendment to Second Amended Plan of
                                Reorganization of Goss Graphic Systems, Inc.,
                                GGS Holdings, Inc. and Goss Realty, LLC Under
                                Chapter 11 of the Bankruptcy Code, dated as of October 21, 1999.

         (c)      Exhibit 2.3   Second Amendment to Second Amended Plan of
                                Reorganization of Goss Graphic Systems, Inc.,
                                GGS Holdings, Inc. and Goss Realty, LLC Under
                                Chapter 11 of the Bankruptcy Code, dated as of November 2, 1999.

         (d)      Exhibit 27.1  Financial Data Schedule

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOSS GRAPHIC SYSTEMS, INC.


Date:  November 22, 1999        By: /s/ Joseph P. Gaynor, III
                                    -------------------------------------------
                                Joseph P. Gaynor, III, Executive Vice President
                                and Chief Financial Officer (Principal Financial
                                Officer and Principal Accounting Officer)