Form 10-Q
period 2001-03-31
GOSS GRAPHIC SYSTEMS INC
filed 2001-05-15
CIK 1018214

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2001

of

GOSS HOLDINGS, INC.

SEC File Number 333-08421
a Delaware Corporation
IRS Employer Identification No. 36-4326281

700 Oakmont Lane
Westmont, Illinois 60559-5546
(630) 850-5600

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

The registrant had 10,000,000 shares of Common Stock outstanding at May 11, 2001.

GOSS HOLDINGS, INC.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

GOSS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$48.5	$45.7
Accounts receivable, net	45.3	74.5
Inventories, net	45.9	65.5
Contract costs, net	85.4	69.7
Other current assets	12.3	8.9
Total current assets	237.4	264.3
Property and equipment, net	110.4	117.6
Goodwill, net	242.5	247.8
Other assets	25.5	26.2
Total assets	$615.8	$655.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104.4	$115.2
Short term debt	79.5	78.7
Current portion of long-term debt	5.4	5.8
Advance payments from customers, net	68.2	69.2
Other current liabilities	147.4	161.6
Total current liabilities	404.9	430.5
Long-term debt, less current portion	288.1	286.7
Other non-current liabilities	46.5	46.5
Total liabilities	739.5	763.7

Minority interest	9.8	8.7

Common stock - $.01 par value, 15,000,000 shares authorized; 10,000,000 shares outstanding	0.1	0.1
Additional paid in capital	78.3	77.5
Retained earnings	(200.2)	(187.1)
Cumulative translation adjustment	(11.7)	(7.0)
Total shareholders’ equity	(133.5)	(116.5)
Total liabilities and shareholders’ equity	$615.8	$655.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GOSS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions)
(Unaudited)

	For the Quarter Ended March 31,
	2001	2000
Net sales	$154.9	$109.3
Cost of sales	131.6	93.9
Gross profit	23.3	15.4

Operating expenses	20.8	19.4
Legal settlement	0.0	(20.0)
Goodwill amortization	1.8	1.9
Operating profit	0.7	14.1

Other income	1.7	0.2
Interest expense	(11.7)	(10.3)
Income (loss) before income taxes	(9.3)	4.0

Provision for income taxes	3.8	1.9
Net income (loss)	$(13.1)	$2.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GOSS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	For the Quarter Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(13.1)	$2.1
Depreciation	4.4	5.4
Amortization of goodwill and other assets	2.5	2.1
Non-cash interest on subordinated notes	4.3	3.9
Changes in assets and liabilities:
Accounts receivable	29.2	30.6
Inventory	19.6	11.1
Contract costs, net	(15.7)	(38.0)
Accounts payable	(10.8)	(30.1)
Customer advances, net	(1.0)	2.6
Other current liabilities	(14.2)	(14.3)
Other assets	(2.2)	1.1
Other liabilities	1.2	(1.0)
Net cash provided by (used for) operating activities	4.2	(24.5)

INVESTING ACTIVITIES:
Capital expenditures	(0.9)	(1.2)
Net cash used for investing activities	(0.9)	(1.2)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	0.8	21.2
Repayment of mortgage notes and other obligations	(1.3)	(2.1)
Net cash provided by (used for) financing activities	(0.5)	19.1

Net increase (decrease) in cash	2.8	(6.6)
Cash at the beginning of the period	45.7	29.9
Cash at the end of the period	$48.5	$23.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GOSS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

In the opinion of Goss Holdings, Inc. (“Goss” or the “Company”), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.  These statements should be read in conjunction with Goss’s Form 10-K for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

2.          INVENTORIES AND CONTRACT COSTS

Net inventories are summarized as follows (in millions):

	March 31, 2001	December 31, 2000
Materials	$18.7	$23.1
Work in process	0.2	8.8
Finished goods	3.1	9.7
Parts	23.9	23.9
Total inventories, net	$45.9	$65.5

Contract costs and billings on uncompleted contracts are as follows:

	At March 31, 2001,			At December 31, 2000,
Contracts for which:	Costs and Estimated Earnings	Billings	Net	Costs and Estimated Earnings	Billings	Net
Costs and estimated earnings exceed billings	$107.8	$(22.4)	$85.4	$84.1	$(14.4)	$69.7

Billings exceed costs and estimated earnings	53.0	(121.2)	(68.2)	51.6	(120.8)	(69.2)
Total contracts	$160.8	$(143.6)	$17.2	$135.7	$(135.2)	$0.5

3.          DEBT

The debt obligations of Goss are as follows (in millions):

	March 31, 2001	December 31, 2000
Revolving credit facilities	$79.5	$78.7
Term loan	148.3	148.6
Mortgage loans	15.8	17.7
Senior subordinated notes	123.6	119.3
Other debt obligations	5.8	6.9
Total debt	373.0	371.2
Less current portion	84.9	84.5
Long-term debt	$288.1	$286.7

Other than cash flow from operations, Goss’s primary source of liquidity is the Goss Graphic Systems, Inc. Second Amended and Restated Credit Agreement, which was originally entered into on November 19, 1999 and was subsequently amended by amendments dated December 3, 1999 (the “First Amendment”), August 30, 2000 (the “Second Amendment”), and March 6, 2001 (the “Third Amendment”).  The Second Amended and Restated Credit Agreement, as so amended (hereinafter the “Bank Facility”) permits borrowings of up to $265 million, consisting of a term loan in the amount of $150 million and a $115 million revolving credit facility.  The revolving credit facility permits the making of revolving loans and the issuance of letters of credit in the aggregate amount of $115 million, with the issuance of letters of credit limited to a total of $75 million.  The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan starting in December 2002, scheduled reductions in the revolving credit commitments starting in September 2001, and the repayment of the $4.2 million in sale proceeds from the Reading facility by September 30, 2001. As of March 31, 2001, the term loan was fully utilized and borrowings and letters of credit under the Bank Facility, excluding $1.7 million of revolving credit relating to Goss’s joint venture in China, totaled $113.4 million.

The Bank Facility contains certain financial covenants which must be satisfied at the end of each quarter, are cumulative from the period starting on January 1, 2000, and at December 31, 2000 became rolling twelve month covenants.  At March 31, 2001, Goss was in compliance with these covenants.

4.          CONTINGENCIES

Legal Contingencies

In the normal course of its business, the Company is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment that the Company sold, disputes with customers over the performance and completion of installation of equipment, and workers’ compensation claims by the Company’s own employees.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries.  The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets.  On March 12, 2001, the U.S. District Court for the Northern District of Iowa issued an order denying the defendants’ motions to dismiss the case. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

It is not presently possible to determine the outcome of the claims and lawsuits against the Company.  However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters.  Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company’s financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

Environmental Contingencies

The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at four off-site disposal facilities or so-called “Superfund Sites”. The Company’s share of the responsibility for these Superfund Sites generally is minor.  Although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

The Company’s former facility in Reading, Pennsylvania has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its predecessor’s historical waste disposal practices. In connection with the sale of the Reading, Pennsylvania facility in the quarter ended September 30, 2000, the Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) and the buyer of the Reading facility that obligates the Company to complete investigation of, and to the extent necessary, remediation of historical contamination at the site.  Once completed, PADEP will execute a release from liability and covenant not to sue the Company and the buyer of the Reading facility for all contaminants identified in the various investigation and remediation reports.  The Company believes the remediation at the site is complete and that final investigation and monitoring will be completed by December 2001.

Rockwell has agreed to indemnify the Company for expenses attendant to existing environmental matters to the extent of one-half of those expenses in excess of $1.0 million.  The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these environmental matters.

5.          SEGMENT REPORTING

Information on Goss’s reportable operating segments is detailed below.  Beginning January 1, 2000, Goss restructured its operations to include three geographic profit center organizations and separate global manufacturing and engineering cost center organizations.  The column labeled “Other” includes the manufacturing and engineering organizations, corporate expenses and eliminations of intersegment activity.

Quarter Ended March 31, 2001
	America	Europe	Asia	Other	Total
Sales to external customers	$64.2	$44.0	$46.7	$0.0	$154.9
Intersegment sales	2.6	16.3	0.2	(19.1)	0.0
Gross profit/(loss)	9.8	7.4	11.4	(5.3)	23.3
Operating profit/(loss)	4.5	3.7	7.7	(15.2)	0.7
Other income				1.7	1.7
Interest expense				(11.7)	(11.7)
Loss before income taxes					(9.3)
Total assets	$119.9	$193.4	$126.7	$175.8	$615.8

Quarter Ended March 31, 2000
	America	Europe	Asia	Other	Total
Sales to external customers	$57.9	$33.0	$18.4	$0.0	$109.3
Intersegment sales	3.5	2.0	0.8	(6.3)	0.0
Gross profit/(loss)	9.0	7.2	6.8	(7.6)	15.4
Operating profit	3.5	3.5	3.6	3.5	14.1
Other income				0.2	0.2
Interest expense				(10.3)	(10.3)
Income before income taxes					4.0
Total assets	$150.4	$225.3	$122.8	$204.9	$703.4

6.          COMPREHENSIVE INCOME

As of October 1, 1998, Goss adopted SFAS No. 130 “Reporting Comprehensive Income” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  Goss has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the notes to the consolidated financial statements.

Total comprehensive income is as follows (in millions):

	For the Quarter Ended March 31,
	2001	2000
Net income (loss)	$(13.1)	$2.1
Other comprehensive income:
Foreign currency translation adjustment	(4.7)	(2.0)
Total comprehensive income (loss)	$(17.8)	$0.1

7.          NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 30, 2000.  SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption by Goss of SFAS No. 133 on January 1, 2001 did not have a significant effect on its results of operations or its financial position.

Item 2.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss’s Form 10-K for its fiscal year ended December 31, 2000 as they read the discussion below.

Results of Operations

Orders

Goss’s new orders received for the fiscal quarter ended March 31, 2001 were $145.6 million, a decrease of $49.3 million from the $194.9 million in new orders received in the fiscal quarter ended March 31, 2000.  The consolidated order decrease was attributable to the Americas and Asian sales region segments of the Company.  Goss’s backlog of unshipped orders decreased to $433.5 million at March 31, 2001 from $452.7 million at December 31, 2000.

Net Sales

Goss’s net sales for the fiscal quarter ended March 31, 2001 increased by 41.7% or $45.6 million to $154.9 million compared to the quarter ended March 31, 2000.  Sales in the Americas increased by $6.3 million to $64.2 million as increased shipments to insert and parts and service customers resulting from higher 2001 order backlogs were partially offset by reduced shipments to large newspaper customers resulting from a lower 2001 order backlog.  Sales in Europe increased by $11.0 million to $44.0 million due to an increase in shipments to small newspaper customers resulting from a higher 2001 order backlog.  Sales in Asia increased by $28.3 million to $46.7 million due to increased shipments to both large and small newspaper customers resulting from the timing of shipments and a higher order backlog in 2001.

Gross Profit

Gross profit for the quarter ended March 31, 2001 increased by $7.9 million to $23.3 million and the gross profit margin increased from 14.1% to 15.0% compared to the quarter ended March 31, 2000.   Gross profit in the Americas increased by $0.8 million to $9.8 million and the gross profit margin decreased from 15.5% to 15.3%.  Gross profit in Europe increased by $0.2 million to $7.4 million and the gross profit margin decreased from 21.8% to 16.8%.  Gross profit in Asia increased by $4.6 million to $11.4 million and the gross profit margin decreased from 37.0% to 24.4%.  The gross loss from global cost centers decreased by $2.3 million to $5.3 million.  The increase in gross profit and gross profit margin is due to the increase in sales volume and manufacturing cost reductions.

Operating Expenses

Operating expenses, which consist of engineering, selling, general and administrative expenses, increased 7.2% to $20.8 million compared to the quarter ended March 31, 2000.  The increase is due to an increase in agents’ sales commissions and the timing of administrative expenses.

Legal Settlement

The company recorded income of $20.0 million in the quarter ended March 31, 2000 as a result of a payment received pursuant to a legal settlement.

Other Income

Other income for the quarter ended March 31, 2001 increased by $1.5 million compared to the quarter ended March 31, 2000 due primarily to the collection of a $1.0 million fee associated with the guarantee of a note receivable which had been sold to a financial institution in the fiscal year ended September 30, 1997.

Interest Expense

Interest expense for the quarter ended March 31, 2001 increased by $1.4 million compared to the quarter ended March 31, 2000 due to increased debt levels.

Income Taxes

The provision for income taxes increased to $3.8 million for the quarter ended March 31, 2001 from $1.9 million for the quarter ended March 31, 2000 due to changes in the geographic mix of income.

Financial Condition and Liquidity

For the quarter ended March 31, 2001, operating activities provided $4.2 million of cash compared to the quarter ended March 31, 2000 when operating activities used $24.5 million of cash.  The increase in cash provided from operations in 2001 is due to reduced spending on contracts in progress and lower payments to trade creditors, partially offset by the lower net income for the period.  In the quarter ended March 31, 2000, Goss made payments of approximately $19.8 million to its pre-petition trade creditors, representing the first of the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware and received a cash payment of $20.0 million in settlement of a legal claim.  Cash used in investing activities decreased to $0.9 million in 2001 from $1.2 million in 2000 due to lower spending on capital projects.  Financing activities used $0.5 million in cash in 2001 due to net debt repayment.

Other than cash flow from operations, Goss’s primary source of liquidity is the Goss Graphic Systems, Inc. Second Amended and Restated Credit Agreement, which was originally entered into on November 19, 1999 and was subsequently amended by amendments dated December 3, 1999 (the “First Amendment”), August 30, 2000 (the “Second Amendment”), and March 6, 2001 (the “Third Amendment”).  The Second Amended and Restated Credit Agreement as so amended (hereinafter the “Bank Facility”) permits borrowings of up to $265 million, consisting of a term loan in the amount of $150 million and a $115 million revolving credit facility.  The revolving credit facility permits the making of revolving loans and the issuance of letters of credit in the aggregate amount of $115 million, with the issuance of letters of credit limited to a total of $75 million.  The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan starting in December 2002, scheduled reductions in the revolving credit commitments starting in September 2001, and the repayment of the $4.2 million in sale proceeds from the Reading facility by September 30, 2001.  For borrowings other than those under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment, the Bank Facility bears interest at the Company’s option, at Banker’s Trust base rate plus 2.75% through March 31, 2002, 3.00% through September 30, 2002, and 3.75% through September 30, 2003, or the applicable offshore rate (the mean of quotations for applicable currency loans, or reserve-adjusted LIBOR) plus 3.75% through March 31, 2002, 4.00% through September 30, 2002, and 4.75% through September 30, 2003.  Borrowings under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment will bear interest at a rate equal to, at the Company’s option, the Banker’s Trust base rate plus 4.00% or the applicable offshore rate plus 5.00%.  As of March 31, 2001, the term loan was fully utilized and borrowings and letters of credit under the Bank Facility, excluding $1.7 million of revolving credit relating to Goss’s joint venture in China, totaled $113.4 million.

Substantially all of the Company’s assets have been pledged as collateral under the Bank Facility, with the exception of the Sayama, Japan facility, which is subject to a mortgage lien.  Obligations under the Bank Facility are guaranteed by Holdings and by Systems’ domestic subsidiaries.  In addition, Systems guarantees all obligations of Goss U.K., Goss France, and Goss Japan under the Bank Facility.

The Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage covenant and a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant.  Borrowings under the revolving credit portion are also limited by a borrowing base test, which limits the amount of borrowings to a certain percentage of the Company’s U.S.-based accounts receivable, inventories, equipment and real property.  In addition, the Bank Facility contains other customary affirmative and negative covenants relating to (among other things) limitations of dividends, other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, capital expenditures, leases, transactions with affiliates, and conduct of business, with customary exceptions and baskets.  The Bank Facility contains customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral, and certain changes of control. These covenants are described more fully in Section 7.6 of the Bank Facility, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss’s Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference, in the Second Amendment, which was filed as Exhibit 4.2 to Goss’s  Form 10-Q for the quarter ended September 30, 2000, and in the Third Amendment, which was filed as Exhibit 4.5 to Goss’s From 10-K for the year ended December 31, 2000.

The financial covenants contained in the Bank Facility must be satisfied at the end of each quarter and are cumulative from the period starting on January 1, 2000 and at December 31, 2000 became rolling twelve month covenants.  The financial covenants become more stringent over time.  Covenant noncompliance, unless remedied during a cure period, entitles the Lenders to declare a default under the Bank Facility and accelerate payment of outstanding amounts. Goss was in compliance with all financial covenants at March 31, 2001.

In addition to the Bank Facility, Goss is also party to an indenture dated November 19, 1999 (the “Indenture”) between Goss and HSBC Bank USA, as Trustee, under which it issued $112.5 million in subordinated notes (the “Notes”).  A copy of the Indenture is included as Exhibit 4.1 to Goss’s Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.  The Notes mature in 2005 and have an interest rate of 12.25% per annum.  Interest on the Notes for the two-year period ending November 19, 2001 is being paid by issuing additional Notes and interest thereafter will be paid semiannually on May 19th and November 19th in cash. The Bank Facility prohibits the transfer of funds from Systems to Holdings for the payment of interest on the Notes if Systems is in default under the Bank Facility.  Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of Holdings.  The payment of principal and interest on the Notes is subordinated to the Senior Debt (as defined in the Indenture) under the Bank Facility.  The Indenture contains covenants which restrict, among other things, the Company’s ability to incur additional debt and pay dividends, and includes cross-default provisions under which an event of default under the Bank Facility would also be considered an event of default under the Indenture. Goss was in compliance with all covenants contained in the Indenture at March 31, 2001.

Goss is a highly leveraged business.  As a consequence, it is dependent upon bank credit facilities to provide essential liquidity.  Should Goss fail to comply with the terms of its bank credit facility at any time, it would significantly, and negatively, affect Goss’s business by, among other things, restricting growth in sales or necessitating Goss’s obtaining a replacement credit facility.  Goss’s ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

Forward Looking Statements

Certain of the statements contained in this Report may be deemed to be forward-looking.  While Goss believes that these statements are accurate, Goss’s business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made.  Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for information about these factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 7A of Goss’s Form 10-K for the year ended December 31, 2000 addresses the Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates.  No material changes in this exposure have occurred since December 31, 2000.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits:

3.1   By-Laws of Goss Holdings, Inc. as amended

(b)        Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSS HOLDINGS, INC.

Date: May 15, 2001	By: /s/ Joseph P. Gaynor, III

Joseph P. Gaynor, III, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)